Form 10-Q
period 1995-09-30
FINANCIAL SERVICES CORPORATION OF THE MIDWEST
filed 1995-11-14
CIK 35838

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 1995


                         Commission file number: 0-8673




                  Financial Services Corporation of the Midwest
             (Exact name of registrant as specified in its charter)



          Delaware                                              36-2301786
(State or other jurisdiction                                (IRA  Employer  of
incorporation or organization)                              Identification No.)



         224 - 18th Street,  Suite 202, Rock Island,  Illinois 61201-8737
                    (Address of principal executive offices)



                                 (309) 794-1120
                         (Registrant's telephone number)



Indicated by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.50 Par value, 175,111 shares

                 FINANCIAL SERVICES CORPORATION OF THE MIDWEST


                                      INDEX



Part I -- Financial Information

                                                                    Page No.
Item 1     Unaudited Financial Statements:


     Consolidated Balance Sheets --
       September 30, 1995 and March 31, 1995                               3

     Consolidated Statements of Income -- Six and
       Three Months Ended September 30, 1995 and 1994                      4

     Consolidated Statements of Stockholders' Equity --
       Six Months Ended September 30, 1995 and 1994                        5

     Consolidated Statements of Cash Flows --
       Six Months Ended September 30, 1995 and 1994                        6

     Notes to Consolidated Financial Statements                            7

Item 2    Management's Discussion and Analysis of
            the Financial Condition and Results of Operations           8-13


Part II -- Other Information and Signatures

                 FINANCIAL SERVICES CORPORATION OF THE MIDWEST

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                                                   (Unaudited)
                                                                                                          September 30,    March 31,
                                                                                                              1995           1995
                                                                                                          -------------    ---------


         ASSETS
Cash and due from banks ................................................................................    $  12,325     $  13,955
Interest-bearing deposits with other financial institutions ............................................           99           198
Investment securities:
    Held-to-maturity (approximate market value September 30, 1995-$80,760 and
       March 31, 1995-$69,852) .........................................................................       80,826        71,822
    Available-for-sale (amortized cost September 30, 1995-$4,992 and March 31, 1995-$0) ................        5,004             0
Federal funds sold .....................................................................................        5,100        32,900

Loan and direct financing leases .......................................................................      239,528       212,076
    Less:  Allowance for possible loan and lease losses ................................................       (3,975)       (3,832)
                                                                                                             --------      --------
       Total loans and leases, net .....................................................................      235,553       208,244

Premises, furniture and equipment, net .................................................................        4,862         3,623
Accrued interest receivable ............................................................................        2,732         1,960
Other real estate, net .................................................................................          750           378
Other assets ...........................................................................................        4,382         4,374
                                                                                                            ---------     ---------
       Total ...........................................................................................    $ 351,633     $ 337,454
                                                                                                            =========     =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Liabilities:
         Deposits:
             Demand ....................................................................................    $  31,789     $  33,496
             N.O.W. accounts ...........................................................................       23,277        23,974
             Savings ...................................................................................       40,767        42,823
             Insured money market ......................................................................        9,155         8,830
             Other time ................................................................................      172,558       162,488
                                                                                                            ---------     ---------
                Total deposits .........................................................................      277,546       271,611

         Accounts payable and accrued liabilities ......................................................        4,827         3,895
         Securities sold under agreements to repurchase ................................................       38,202        33,371
         Other short-term borrowings ...................................................................        1,500           366
         Notes payable .................................................................................        5,000         5,000
         Mandatory convertible debentures ..............................................................        1,250         1,250
                                                                                                              -------       -------

                Total liabilities ......................................................................      328,325       315,493
                                                                                                              =======       =======
         Stockholders' equity:
         Capital stock:
             Preferred, no par value; authorized, 100,000 shares:
                Class A Preferred Stock, stated value $100 per share; authorized 50,000 shares;
                    issued and outstanding:  September 30, 1995 and March 31, 1995 - 50,000 shares .....        5,000         5,000
                Class B Preferred Stock, stated value $500 per share; authorized, 1,000 shares;
                    issued and outstanding:  September 30, 1995 and March 31, 1995 - 1,000 shares ......          500           500
                Class C Preferred Stock, stated value $425 per share; authorized, 2,400 shares;
                    issued and outstanding:  September 30, 1995 and March 31, 1995 - 2,400 shares ......        1,020         1,020
             Common, par value $.50 per share; authorized, 600,000 shares;
                issued:  September 30, 1995 and March 31, 1995 - 340,662 shares;
                outstanding:  September 30, 1995 and March 31, 1995 - 175,111 shares ...................          170           170
             Capital surplus ...........................................................................        2,521         2,521
             Net unrealized gain on available-for-sale securities ......................................            8             0
             Retained earnings .........................................................................       19,386        18,047
             Treasury stock ............................................................................       (5,297)       (5,297)
                                                                                                            ---------     ---------
                    Total stockholders' equity .........................................................       23,308        21,961
                                                                                                            ---------     ---------
                Total ..................................................................................    $ 351,633     $ 337,454
                                                                                                            =========     =========

See accompanying notes to consolidated financial statements.

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST

                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                                      (Unaudited)
                                                                                  --------------------------------------------------
                                                                                     Six Months Ended           Three Months Ended
                                                                                        September 30,              September 30,
                                                                                  ----------------------      ----------------------
                                                                                    1995          1994          1995          1994
                                                                                  --------      --------      --------      --------
Interest Income:
    Interest and fees on loans and leases ..................................      $ 11,411      $  9,469      $  5,953      $  4,601
    Interest on investment securities ......................................         2,215         2,037         1,186         1,047
    Interest on federal funds sold .........................................           729           545           240           303
    Interest on interest-bearing deposits with other financial
       institutions ........................................................             4             8             1             3
                                                                                  --------      --------      --------      --------
       Total interest income ...............................................        14,359        12,059         7,380         5,954
                                                                                  --------      --------      --------      --------
Interest expense:
    Interest on deposits ...................................................         6,217         4,426         3,142         2,245
    Interest on securities sold under agreements to repurchase .............         1,035           414           529           234
    Interest on other short-term borrowings ................................            31            16            18             7
    Interest on notes payable ..............................................           213           213           107           107
    Interest on mandatory convertible debentures ...........................            52            42            25            22
                                                                                  --------      --------      --------      --------
       Total interest expense ..............................................         7,548         5,111         3,821         2,615
                                                                                  --------      --------      --------      --------
       Net interest income .................................................         6,811         6,948         3,559         3,339
Provision for possible loan and lease losses ...............................           730         1,640           300         1,160
                                                                                  --------      --------      --------      --------
       Net interest income after provision for possible loan and
           lease losses ....................................................         6,081         5,308         3,259         2,179
                                                                                  --------      --------      --------      --------
Other income:
    Trust fees .............................................................           224           189           112            94
    Loan servicing fees ....................................................           333           342           165           169
    Gain on sales of loans and leases ......................................           172            57            81            42
    Service charges on deposit accounts ....................................           536           526           273           275
    Insurance commissions ..................................................           137           167            62            77
    Other ..................................................................           258           339           154           240
                                                                                  --------      --------      --------      --------
       Total other income ..................................................         1,660         1,620           847           897
                                                                                  --------      --------      --------      --------
Other expenses:
    Salaries and employee benefits .........................................         2,793         2,455         1,425         1,089
    Occupancy, net .........................................................           309           258           146           136
    Insurance ..............................................................           194           355            20           181
    Equipment ..............................................................           339           298           177           148
    Data processing ........................................................           263           281           126           138
    Advertising ............................................................           232           177           117            61
    Other operating ........................................................           963           794           472           332
                                                                                  --------      --------      --------      --------
           Total other expenses ............................................         5,093         4,618         2,483         2,085
                                                                                  --------      --------      --------      --------
       Income before income taxes ..........................................         2,648         2,310         1,623           991
Income taxes ...............................................................           877           771           538           325
                                                                                  --------      --------      --------      --------
Net income .................................................................      $  1,771      $  1,539      $  1,085      $    666
                                                                                  ========      ========      ========      ========

Net income available for Common Stock ......................................      $  1,472      $  1,244      $    935      $    518
                                                                                  ========      ========      ========      ========

Earnings per common share:
Primary ....................................................................      $   8.40      $   7.17      $   5.34      $   2.98
                                                                                  ========      ========      ========      ========
Fully diluted ..............................................................      $   5.36      $   4.53      $   3.28      $   1.98
                                                                                  ========      ========      ========      ========

Weighted average common shares outstanding .................................       175,111       173,611       175,111       173,611
                                                                                  ========      ========      ========      ========
Weighted average common and contingently issuable common
    shares outstanding .....................................................       336,873       345,822       335,874       344,162
                                                                                  ========      ========      ========      ========


See accompanying notes to consolidated financial statements.

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                                      Net
                                                                                                   Unrealized
                                                                                                    Gain on
                                                     Preferred Stock                               Available-
     Six Months Ended                        ------------------------------    Common    Capital    For-Sale   Retained    Treasury
September 30, 1995 (Unaudited)               Class A    Class B    Class C     Stock     Surplus   Securities  Earnings      Stock
------------------------------               --------   --------   --------   --------   --------  ----------  --------    ---------

Balance at March 31, 1995 ...............   $  5,000   $    500   $  1,020   $    170   $  2,521   $      0    $ 18,047    $ (5,297)
Net income ..............................          0          0          0          0          0          0       1,771           0
Change in net unrealized gain on
   available-for-sale securities ........          0          0          0          0          0          8           0           0
Cash dividends declared:
   Class A Preferred, $4.62 per share ...          0          0          0          0          0          0        (231)          0
   Class B Preferred, $24.77 per share ..          0          0          0          0          0          0         (25)          0
   Class C Preferred, $18.06 per share ..          0          0          0          0          0          0         (43)          0
   Common, $0.76 per share ..............          0          0          0          0          0          0        (133)          0
                                            --------   --------   --------   --------   --------   --------    --------    --------
Balance at September 30, 1995 ...........   $  5,000   $    500   $  1,020   $    170   $  2,521   $      8    $ 19,386    $ (5,297)
                                            ========   ========   ========   ========   ========   ========    ========    ========

Balance at March 31, 1994 ...............   $  5,000   $    500   $  1,020   $    170   $  2,484   $     84    $ 15,838    $ (5,345)
Net income ..............................          0          0          0          0          0          0       1,539
Change in net unrealized gain on
   available for sale securities ........          0          0          0          0          0        (78)          0           0
Cash dividends declared:
   Class A Preferred, $4.62 per share ...          0          0          0          0          0          0        (231)          0
   Class B Preferred, $20.58 per share ..          0          0          0          0          0          0         (21)          0
   Class C Preferred, $18.06 per share ..          0          0          0          0          0          0         (43)          0
   Common, $0.76 per share ..............          0          0          0          0          0          0        (132)          0
                                            --------   --------   --------   --------   --------   --------    --------    --------
Balance at September 30, 1994 ...........   $  5,000   $    500   $  1,020   $    170   $  2,484   $      6    $ 16,950    $ (5,345)
                                            ========   ========   ========   ========   ========   ========    ========    ========


See accompanying notes to consolidated financial statements.

               FINANCIAL SERVICES CORPORATION OF THE MIDWEST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                                 (Unaudited)
                                                                                                         --------------------------
                                                                                                              Six Months Ended
                                                                                                                September 30,
                                                                                                         --------------------------
                                                                                                           1995              1994
                                                                                                         --------          --------

Cash Flows From Operating Activities:
Net income .....................................................................................         $  1,771          $  1,539
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ................................................................              313               324
  Provision for possible loan and lease losses .................................................              730             1,640
  Investment amortization ......................................................................               87               306
  Loans and leases originated for sale .........................................................          (22,791)          (18,578)
  Proceeds on sale of loans and leases .........................................................           21,599            19,459
  Increase in interest receivable ..............................................................             (772)             (137)
  Increase in interest payable .................................................................              375               618
  Decrease in other assets .....................................................................               20                17
  Increase (decrease) in other liabilities .....................................................              557              (812)
                                                                                                         --------          --------

  Net cash provided by operating activities ....................................................            1,889             4,376
                                                                                                         --------          --------

Cash Flows From Investing Activities:
Net decrease in federal funds sold .............................................................           27,800             4,100
Net decrease in interest-bearing deposits with other financial institutions ....................               99               198
Purchase of investment securities held-to-maturity .............................................          (16,076)          (18,403)
Proceeds from maturity or call of investment securities held-to-maturity .......................            7,000             5,865
Purchase of investment securities available-for-sale ...........................................           (5,006)             --
Proceeds from maturity or call of investment securities available-for-sale .....................             --              11,000
Net increase in loans and leases ...............................................................          (26,847)          (11,697)
Other investing activities, net ................................................................           (1,957)             (311)
                                                                                                         --------          --------

Net cash used in investing activities ..........................................................          (14,987)           (9,248)
                                                                                                         --------          --------

Cash Flows From Financing Activities:
Net increase in deposits .......................................................................            5,935             7,378
Net increase (decrease) in short-term borrowings ...............................................            6,801            (2,643)
Proceeds from other borrowings .................................................................            8,937             5,284
Payments on other borrowings ...................................................................           (9,773)           (4,435)
Cash dividends paid on Preferred Stock .........................................................             (299)             (295)
Cash dividends paid on Common Stock ............................................................             (133)             (132)
                                                                                                         --------          --------
Net cash provided by financing activities ......................................................           11,468             5,157
Net increase (decrease) in cash and due from banks .............................................           (1,630)              285
Cash and due from banks at the beginning of the year ...........................................           13,955            11,484
                                                                                                         --------          --------

Cash and due from banks at the end of the period ...............................................         $ 12,325          $ 11,769
                                                                                                         ========          ========

See accompanying notes to consolidated financial statements.

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Interim Financial Statements - The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information
     and footnote disclosures   normally  included  in  financial   statements
     prepared  in accordance  with  generally  accepted   accounting
     principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Financial Services Corporation of the Midwest's ("FSCM") Form 10-KSB for the fiscal year ended March 31, 1995, filed with the Securities and Exchange Commission.

     In  the  opinion  of  management  of  FSCM,  the  accompanying   unaudited
     consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of FSCM, its results of operations and its cash flows for the interim periods presented. Interim results are not necessarily indicative of the results to be expected for the full year.


2.   Supplemental Disclosures of Cash Flow Information - Cash paid for:



     (Dollars in Thousands)                             1995               1994
     ---------------------                             ------             ------

     Interest .................................        $7,173             $4,492
     Income taxes .............................           675              1,270

3. Earnings Per Common Share Data - The following information was used in the computation of earnings per common share on both a primary and fully diluted basis for the respective six and three month periods.

                                                                               Six Months Ended              Three Months Ended
                                                                                 September 30,                   September 30,
                                                                          -------------------------       --------------------------
                (Dollars in Thousands)                                      1995            1994           1995             1994
                ----------------------                                    ---------       ---------       ---------       ----------

Net income .........................................................      $   1,771       $   1,539       $   1,085       $     666
Accrued preferred dividends ........................................           (299)           (295)           (150)           (148)
                                                                          ---------       ---------       ---------       ---------

    Primary earnings ...............................................          1,472           1,244             935             518
Accrued convertible preferred dividends ............................            299             295             150             148
Mandatory convertible debentures interest expense,
    net of tax .....................................................             34              28              17              15
                                                                          ---------       ---------       ---------       ---------

    Fully diluted earnings .........................................      $   1,805       $   1,567       $   1,102       $     681
                                                                          =========       =========       =========       =========

Weighted average common shares outstanding .........................        175,111         173,611         175,111         173,611

Weighted average common shares issuable upon conversion of:
    Class A Preferred Stock1 .......................................         76,651          87,100          75,652          85,440
    Class B Preferred Stock2 .......................................         11,111          11,111          11,111          11,111
    Class C Preferred Stock2 .......................................         24,000          24,000          24,000          24,000
    Mandatory convertible debentures2 ..............................         50,000          50,000          50,000          50,000
                                                                            -------         -------         -------         -------
        Weighted average common and contingently issuable
             common shares outstanding .............................        336,873         345,822         335,874         344,162
                                                                            =======         =======         =======         =======

[FN]
1 The Class A Cumulative  Convertible  Preferred Stock cannot be converted into Common Stock until on or after December 1, 2002.
2 The Class B and C Preferred Stock and the mandatory convertible debentures are convertible at the option of the holders. The holders of the Class B and C Preferred Stock and certain holders of the mandatory convertible debentures have consented to provide FSCM with a ninety day notice prior to the conversion of their securities and allow for the obtainment of any necessary regulatory approval or legal opinion.

No mandatory convertible debentures or Preferred Stock were converted to common shares during the periods presented.

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Business Development

     In June 1995, management of THE Rock Island Bank ("TRIB"), FSCM's wholly owned bank subsidiary, submitted applications to the Office of the Comptroller of the Currency ("OCC") for permission to: 1) become a national association, 2) relocate the head office of the new national association to Bettendorf, Iowa, 3) maintain the former head office in downtown Rock Island, Illinois as a branch office, 4) retain existing branch offices in Rock Island and East Moline, 5) practice trust powers in both Illinois and Iowa, and 6) increase investment in fixed assets. Preliminary approval was received from the OCC in August 1995. In September 1995, an option was exercised to acquire a facility for the head office at 3120 Middle Road, Bettendorf, Iowa. On November 1, 1995, TRIB officially became THE Rock Island Bank, National Association and opened its Bettendorf office.

It is one of TRIB's goals to offer convenient retail banking services to both its Illinois and Iowa Quad Cities customers. TRIB currently services a bi-state market area; however, due to the lack of customer convenience caused by restrictive interstate retail deposit regulations, a disproportionally higher level of lending activity than retail deposit activity currently exists in TRIB's Iowa customer base. Management anticipates that with the opening of the Bettendorf office, retail deposit activity will increase.

Results of Operations

Overview

Net income for the six and three months ended September 30, 1995 equaled $1,771,000 and $1,085,000, or $5.36 and $3.28 per common share, on a fully diluted income basis. The previous year's six and three month income levels were significantly less at $1,539,000 and $666,000 and $4.53 and $1.98, respectively.

The efficiency ratio is comprised of pre-tax recurring non-interest expense, excluding the provision for possible loan and lease losses, divided by the sum of net interest income and recurring other income. This ratio measures the coverage of operating expenses by net interest and other income. A 55% benchmark is used by the industry to measure acceptable performance, and, in comparison, a lower percentage is more favorable. FSCM's efficiency ratios for the six months ended September 30, 1995 and 1994 were 60.1% and 53.9%, respectively. Another significant ratio, the overhead ratio, measures the coverage of operating expenses net of other income divided by net interest income. An acceptable performance benchmark of 45% is used, and again it is desirable to operate at or below the benchmark. FSCM's overhead ratios for the six months ended September 30, 1995 and 1994 were 50.4% and 43.1%, respectively. Both the efficiency and overhead ratios were negatively impacted by the decreased net interest margin and the increased other expenses in 1995 as compared to 1994. These changes, as well as other changes, are discussed in more detail in the following sections.

The increase in net income between periods ending September 30, 1995 and 1994 resulted from net changes in the following income and expense categories:

                                                           Change in Income
                                                         ----------------------
                                                                         Three
                (Dollars in Thousands)                   Six Months      Months
                ----------------------                   ----------     -------

Interest income ......................................     $ 2,300      $ 1,426
Interest expense .....................................      (2,437)      (1,206)
                                                           -------      -------
Net interest income ..................................        (137)         220
Provision for possible loan and lease losses .........         910          860
Other income .........................................          40          (50)
Other expenses .......................................        (475)        (398)
Income taxes .........................................        (106)        (213)
                                                           -------      -------
Net decrease in income ...............................     $   232      $   419
                                                           =======      =======

Net Interest Income

Even though net interest income for the three months ended September 30, 1995 of $3,559,000 surpassed the 1994's three month income by $220,000, 1995's six month net interest income of $6,811,000 trailed 1994's income by $137,000. Loan and lease fees of $703,000 and $747,000 for the six months ended September 30, 1995 and 1994, respectively, were included in net interest income. A one-time $251,000 fee generated by a short-term lease financing arrangement during the first fiscal quarter was included in 1994's loan fees.

                  AVERAGE BALANCE AND INTEREST RATE ANALYSIS


                                                                                        Six Months Ended
                                                         ---------------------------------------------------------------------------
     (Dollars in Thousands)                                         September 30, 1995                   September 30, 1994
     ---------------------------------                   -----------------------------------  --------------------------------------
                                                                                     Average                                 Average
                                                          Average                    Annual    Average                        Annual
         ASSETS                                           Balance       Interest      Rate     Balance       Interest          Rate
         ------                                           --------      --------     -------   --------      --------        -------
Interest-bearing deposits with other
  financial institutions ...........................      $    133      $      4       6.02%   $    369      $      8          4.34%
Investment securities ..............................        78,112         2,215       5.67      81,210         2,037          5.02
Federal funds sold .................................        24,367           729       5.98      25,830           545          4.22
Loans and leases, net1 .............................       219,009        11,411      10.42     182,683         9,469         10.37
                                                          --------      --------      -----    --------      --------         -----
  Total interest-earning assets ....................      $321,621        14,359       8.93    $290,092        12,059          8.31
                                                          ========      --------               ========      --------
                     LIABILITIES
                     -----------

Savings deposits ...................................      $ 74,161           927       2.50    $ 97,381         1,277          2.62
Time deposits ......................................       168,852         5,290       6.27     134,695         3,149          4.68
  Federal funds purchased ............................          19             1      10.53           0             0             0
  Securities sold under agreements to
    repurchase .......................................      37,292         1,035       5.55      21,283           414          3.89
  Other short term borrowings ........................       1,055            30       5.69         822            16          3.89
  Notes payable ......................................       5,000           213       8.52       5,000           213          8.52
  Mandatory convertible debentures ...................       1,250            52       8.32       1,250            42          6.72
                                                          --------      --------               --------      --------
    Total interest bearing liabilities ...............    $287,629         7,548       5.25    $260,431         5,111          3.93
                                                          ========      --------               ========      --------
  Net interest income ................................                  $  6,811                             $  6,948
                                                                        ========                             ========
  Net interest margin (net interest income
    divided by average total interest
    earning assets) ..................................                                 4.24%                                   4.79%
                                                                                      =====                                   ======

[FN]
1  Nonaccruing loans and leases are included in the average balance.


                           INTEREST VARIANCE ANALYSIS

                                                                                                      Six Months Ended
                                                                                          September 30, 1995 vs. September 30, 1994
                                                                                          -----------------------------------------
                                                                                                     Increase (Decrease)
                                                                                                      Due to Change in1
                                                                                          ------------------------------------------
                                                                                           Average         Average           Total
             (Dollars in Thousands)                                                        Balance           Rate           Change
             ----------------------                                                       --------         -------          --------
Interest income:
   Interest-bearing deposits with other financial institutions ..................         $    (5)         $     1          $    (4)
   Investment securities ........................................................             (78)             256              178
   Federal funds sold ...........................................................             (31)             215              184
   Loans and leases .............................................................           1,883               59            1,942
                                                                                          -------          -------          -------
       Total interest income ....................................................           1,769              531            2,300
                                                                                          -------          -------          -------
Interest expense:
   Savings deposits .............................................................            (304)             (46)            (350)
   Time deposits ................................................................             799            1,342            2,141
   Federal funds purchased ......................................................               0                1                1
   Securities sold under agreements to repurchase ...............................             311              310              621
   Short-term borrowings ........................................................               5                9               14
   Notes payable ................................................................               0                0                0
   Mandatory convertible debentures .............................................               0               10               10
                                                                                          -------          -------          -------
       Total interest expense ...................................................             811            1,626            2,437
                                                                                          -------          -------          -------

Change in net interest income ...................................................         $   958          $(1,095)         $  (137)
                                                                                          =======          =======          =======

[FN]
     1 The change in interest due to the volume and rate has been allocated to the change in average rate. Nonaccruing loans and leases are included in the average balance. Loan and lease fees of $703 and $747 for the six months ended September 30, 1995 and 1994, respectively, are included in interest income on loans and leases.

Interest-earning assets increased $31.5 million in average balances between September 1995's and 1994's six month periods, primarily as a result of increases in net loans and leases. The yield on the interest-earning assets rose 62 basis points to 8.93% from 8.31% for the respective 1995 and 1994 periods. Similarly, the six month average interest-bearing liability balances increased $27.2 million between the periods, primarily in the areas of time deposits and securities sold under agreements to repurchase. The cost of interest-bearing liabilities increased significantly by 132 basis points to 5.25% from 3.93%. As a result, September 1995's net interest margin of 4.24% for the six months ended trailed 1994's margin of 4.79%.

Composition of the interest-bearing liabilities reflected substantial shifts between years from lower cost savings deposits to more aggressively priced time deposits. The intense local competition for funds resulted from strong loan demand and consequently led to a higher cost of funds. Approximately $20 million of the total growth in time deposit balances resulted from a February 1995 promotion of 8% 18-month certificates of deposit. As of November 1, 1995, 18-month certificates of deposit are priced at 5.30% annual percentage yield.

September 1995's six month net interest margin of 4.24% reflected a 73 basis points increase from the June 1995's three month margin of 3.51%. The improvement primarily resulted from a shift from lower yielding federal funds sold to higher yielding loan investments.

Provision for Possible

Loan and Lease Losses The amount of the provision was based on management's assessment of the adequacy of the allowance for possible loan and lease losses in relation to both non-performing and total loans and leases outstanding. The provision, which totaled $730,000 and $300,000 for the six and three months ended September 30, 1995, respectively, was considerably less than the 1994's provisions of $1,640,000 and $1,160,000, respectively. The increase in the September 1994 provision was due to a one-time $953,000 loan charge-off that related to certain financed equipment leases associated with business entities and individuals suspected of fraud. The allowance, stated as a percentage of non-performing loans and leases, equaled 151.43% and 257.50% as of September 30, 1995 and 1994, respectively. Such ratio for the Comparative Peer Group (Bank Holding Companies in the seventh Federal Reserve District with consolidated assets between $300 million and $500 million) equaled 382.01% (as of June 1995, the most recent data available). Although, FSCM's ratio is significantly less than that of its peer group, management is satisfied that the level of the allowance is adequate to provide for future losses.

During the six and three months ended September 30, 1995 total charge-offs equaled $979,000 and $112,000, and total recoveries equaled $392,000 and $220,000, respectively. During 1994, the six and three months' charge-offs were $3,355,000 and $1,786,000, and the recoveries were $1,540,000 and $244,000, respectively.

Other Income

     Other income totaled $1,660,000 and $847,000 for the six and three months ended September 30, 1995, respectively, an increase of $40,000 and a decrease of $50,000 from the respective 1994 periods. An increase between years in gains on sales of loans and leases of $115,000 for the six month period represented the majority of other income growth. For the three month comparisons, a $100,000 one-time gain was recognized during the second fiscal quarter in 1994 that related to a sale of equipment previously lease financed by TRIB to a third party.

It is anticipated that the volume of originations in residential mortgage loans will continue to surpass that experienced during the previous fiscal year and result in favorable income comparisons. However, next quarter's residential mortgage loan fee income, as compared to the current quarter's income, could decrease due to seasonal fluctuations. Insurance commissions are projected to continue strong but lower than 1994's income levels due primarily to the increase in provision for potential future refunds of accident and health or credit life insurance premiums.

Other Expenses

Salary and employee benefits, which represented over 50% of the total other expenses, increased to $2,793,000 and $1,425,000 for the six and three months ended September 30 ,1995, respectively, from $2,455,000 and $1,089,000, for the similar 1994 periods. Stated in terms of full-time equivalent employees, 1995's six month salary expense represents an average of $17,000 per employee (based on 162 full-time equivalent employees) an increase over 1994's salary expense of $15,000 per employee (based on 161 full-time equivalent employees). FSCM's Peer Group average equaled $16,000 per employee (based on June 1995 information).

The increase between fiscal years in occupancy expense, $51,000 and $10,000 for the respective six and three month periods, primarily reflected increased costs associated with the maintenance and rental of two temporary banking facilities for TRIB's Hilltop and East Moline office sites.

In September 1995, TRIB received a $167,000 refund from the Federal Deposit Insurance Corporation ("FDIC"). Premiums, that had been paid at the rate of $0.23 per $100 of deposits during June through September 1995, were reduced to a rate of $0.04 per $100 of deposits. The refund reduced 1995's insurance expense which totaled $194,000 and $20,000 for the respective six and three months ended as opposed to 1994's expense of $355,000 and $181,000, respectively.

Other miscellaneous operating expenses totaled $963,000 and $472,000 for 1995's respective six and three month periods, as compared to 1994's respective expenses of $794,000 and $332,000. Included in 1995 expenses were costs associated with the employment of a national consulting firm to perform a bank-wide "best practices" review of operational functions and systems structure. From this review, management anticipates improved financial services and operational performance through: (1) restructured fees that recognize the value of provided services, (2) reengineered tasks that promote service quality and productivity, (3) the introduction of more efficient technology to support services, and (4) ongoing management reports to monitor progress towards benchmark objectives. In addition, during the six months ended September 30, 1995, $136,000 has been accrued for anticipated expenses associated with the bank facilities expansions at the Hilltop and Bettendorf office locations.

Income Taxes

The increase between fiscal years in income tax expense for both six and three month periods primarily reflects increased income levels experienced in 1995. The effective tax rate approximated 33% for all periods presented.

Financial Condition

Overview

Assets totaled $351,633,000 as of September 30, 1995, up $14 million or 4.2% from March 1995's balance of $337,454,000. Combined with a $28 million decrease in federal funds sold, the distribution of the asset growth included increases of $14 million in investment securities totaling $85,830,000 and $27 million in net loans and leases totaling $235,553,000 as of September 30, 1995.

Funding for such asset growth was derived primarily from growth in deposits of $5.9 million and securities sold under agreements to repurchase ("repurchase agreements") of $4.8 million.

Investments

During the six months ended September 30, 1995, total purchases of $21,082,000 in fixed-rate agency instruments were partially offset by $7,000,000 in proceeds from security maturities or calls. Of the investments purchased, $4,992,000 were classified as available-for-sale for liquidity purposes.

Investments in structured notes with step-up rate and callable provisions still comprised 49% of the total investment security portfolio as of September 30, 1995. These investments, which management classified as held-to-maturity due to the underlying characteristics of the instruments, have performed as anticipated. As market interest rates rose, the securities' interest rates moved up which resulted in improved investment yields and minimized the loss from market value declines which would have been experienced with fixed rate instruments that had similar maturity dates.

Loans and Direct Financing Leases

Growth in loans between September and March 1995 occurred fairly evenly in most categories with commercial loans of $6,649,000, residential mortgage loans of $4,952,000, real estate construction loans of $4,226,000, commercial mortgage loans of $8,461,000 and consumer loans of $4,419,000. Aiding the growth in the consumer loan area was the initiation in May 1995 of a new indirect consumer loan program. It is anticipated that this particular program will generate between $1 million to $1.5 million in new business per month. Such overall loan growth reflects TRIB's continued strong commitment to service the Quad-Cities market.

                           LOAN AND LEASE DISTRIBUTION

                                                           Sept. 30,   March 31,
                (Dollars in Thousands)                       1995        1995
                ---------------------                      ---------   ---------

Commercial, financial and agricultural ...............     $ 80,883     $ 74,234
Direct financing leases ..............................        5,608        6,863
Real  estate:
    Residential mortgage1 ............................       63,438       58,486
    Construction .....................................       18,779       14,553
    Commercial mortgage ..............................       59,990       51,529
Consumer, not secured by a real estate mortgage ......       10,830        6,411
                                                           --------     --------
          Total loans and leases .....................     $239,528     $212,076
                                                           ========     ========
[FN]
1 Includes first mortgages pending conclusion of their sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Illinois Housing Development Authority ("IHDA"), home equity lines of credit, home improvement loans, and consumer loans for which junior liens were taken as primary and secondary sources of security.

Premises, Furniture and Equipment

As of September 30, 1995, fixed asset investments totaled $4,862,000 or 1.4% of total assets, a net increase of $1,239,000 since March 1995.

The September 1995 purchase of the Bettendorf, Iowa office comprised the majority of the increase since March 1995 in this category. This $709 thousand purchase consisted of land, building and miscellaneous equipment. Upon remodeling the office, installing wiring for computer and telephone lines, and equipping the office with furniture and computer terminals, it is estimated that an additional $250 thousand will be invested by December 31, 1995.

Construction of the enlarged branch office at 18th Avenue (Hilltop) in Rock Island, Illinois is nearing completion. Since March 1995, a total of $525 thousand has been invested into the project. It is estimated that upon completion in December 1995, a total of $1.5 million will have been invested to construct, furnish and equip the office.

Construction of a permanent office at TRIB's East Moline branch site has been deferred until the 1996 construction season.

Management  has  commenced  the   installation  of  new  computer   support
technology to support TRIB's operations. When completed in the fourth fiscal quarter ending March 1996, check processing and laser-printer equipment will replace 14-year old equipment which will speed daily operations and result in easier-to-read customer statements. Certain paper reports will be eliminated by using optical storage for the retrieval of management information. TRIB's existing local area network ("LAN") will be supplemented with branch office LAN installations and will be interconnected in a wide area network ("WAN"). It is estimated that up to $600 thousand will be spent to acquire and install these systems.

Although the considerable fixed asset investments in 1995 will reduce the amount of interest-earning assets and increase operating expenses through additional facility expense allocations, it is anticipated that the reinvestment of the additional funds garnered through the expanded office sites will gradually offset the short-term negative impact on earnings.

Deposits,  Securities  Sold Under  Agreements to Repurchase  and Short-Term
Borrowings

Deposit growth centered in time deposits which increased $10 million to $172,558,000 as of September 30, 1995 (up 6.2% from March's total of $162,488,000) and offset slight balance decreases in demand accounts ($1.7 million) and savings accounts ($2 million). Repurchase agreements increased $4.8 million (14.5%) to total $38,202,000 as of September 30, 1995.

Repurchase agreements contain two different types of instruments. One has a term maturity with a fixed interest rate while the other has a daily maturing with a floating interest rate. Growth in this category has primarily centered in the floating rate, daily maturity instrument. Based on past experience, management considers this category to be a relatively stable source of funding for TRIB. Currently, the Financial Standards Accounting Board ("FASB"), the primary accounting body which establishes standards that define generally accepted accounting principles ("GAAP"), is reviewing the accounting treatment for repurchase agreement instruments. Dependent upon the outcome of its review, the characteristics or continued offerance by TRIB of this product could be altered.

Capital Resources

FSCM's capital, as measured by standards established by the federal banking regulators, exceeded those defined for "well-capitalized" institutions. The table below sets forth FSCM's ratios as of September 30, 1995, as well as the ratios for "well-capitalized" institutions and the minimum regulatory requirements. CAPITAL RATIOS

                                                       Regulatory Requirements
                                                       -----------------------
                                                                    Well
                                                 FSCM   Minimum  Capitalized
                                                ------  -------  -----------
    Risk-based capital ratios:
       Tier 1 Capital .......................    9.34%    4.00%      6.00%
       Total Capital ........................   12.84     8.00      10.00
    Leverage ................................    6.51     3.00       5.00

Liquidity

In March 1995,  TRIB was approved for  membership  to the Federal Home Loan
Bank of Chicago ("FHLB"). Such membership was requested in order to provide TRIB with an additional source of liquidity and a potential funding source for new real estate loan products. Advances from the FHLB would be on a collateralized basis. As of the end of September 1995, there were no advances outstanding; however, approximately $33 million could have been advanced under FHLB's operating guidelines.

Other actions taken by management to strengthen liquidity sources include the office expansion into both East Moline and into Bettendorf, and the construction of the enlarged Hilltop branch office in Rock Island. These fixed asset investments will provide better access to the retail markets and thereby should increase TRIB's overall market share.

Federal fund purchase lines have also been established with several correspondent banks to cover short-term funding needs if they should arise.

As of September 30, 1995, TRIB's ratio of net loans and leases to deposits and repurchase agreements increased to 74.6% from March 1995's level of 68.3%. However, the difference between interest rate sensitive assets and liabilities stated as a percentage of total assets (the "gap") for various time periods from 90 days through three years were relatively balanced fluctuating less than plus/minus five percent indicating a relatively controlled interest rate risk exposure.

                 FINANCIAL SERVICES CORPORATION OF THE MIDWEST

Part II - Other Information and Signatures

Item 4. Submission of Matters to a Vote of Security Holders

     a) The Annual Meeting of Stockholders was held August
24,  1995.
     b) The names of the  directors  who were  re-elected  at the  Annual
Meeting were:
          1. Benjamin D. Farrar,  Jr.
          2. Perry B. Hansen
          3. Douglas M. Kratz
          4. John T.  Kustes
     c) Details of matters  voted upon:

                                                                                               Votes Casted
                                                                       -------------------------------------------------------------
                                                                         For             Against           Withheld      Abstentions
                                                                       -------           -------           --------      -----------

For the election of directors:
     Benjamin D. Farrar, Jr ................................           151,210               0                 0            1,171
     Perry B. Hansen .......................................           151,210               0                 0            1,171
     Douglas M. Kratz ......................................           151,210               0                 0            1,171
     John T. Kustes ........................................           151,210               0                 0            1,171

For the appointment of McGladrey &
     Pullen, LLP as FSCM's independent
     accountants for the fiscal year
     ending March 31, 1996 .................................           151,134              76                 0            1,171

     d) Not  applicable

Item 6.  Exhibits and  Reports  on Form 8-K

     Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed for the quarter ended September 30, 1995.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   FINANCIAL SERVICES CORPORATION OF THE MIDWEST


Date:  November 13, 1995           By:   /S/ Douglas M. Kratz
                                   ---------------------------------------------
                                                                Douglas M. Kratz
                                                  President, CEO, CFO, Secretary


                                   By:   /S/ Jean M. Hanson
                                   ---------------------------------------------
                                                                  Jean M. Hanson
                                          Controller, (Chief Accounting Officer)