Form 10-Q
period 1995-12-31
FINANCIAL SERVICES CORPORATION OF THE MIDWEST
filed 1996-02-14
CIK 35838

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q



             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended: December 31, 1995



                         Commission file number: 0-8673





                  Financial Services Corporation of the Midwest
             (Exact name of registrant as specified in its charter)




            Delaware                                            36-2301786
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)




224 - 18th Street, Suite 202, Rock Island, Illinois         61201-8737
(Address of principal executive offices)                    (zip code)



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



Part I -- Financial Information


                                                                        Page No.

     Item 1    Unaudited Financial Statements:


               Consolidated Balance Sheets --
               December 31, 1995 and March 31, 1995                           3

               Consolidated Statements of Income -- Nine and
               Three Months Ended December 31, 1995 and 1994                  4

               Consolidated   Statements  of  Stockholders'
               Equity - Nine Months Ended  December 31,
               1995 and 1994                                                  5

               Consolidated Statements of Cash Flows --
               Nine Months Ended December 31, 1995 and 1994                   6

               Notes to Consolidated Financial Statements                 7 - 8

     Item 2    Management's Discussion and Analysis of
               the Financial Condition and Results of
               Operations                                                  9-14


Part II -- Other Information and Signatures                                  15

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST

                          CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)


                                                                                                                (Unaudited)
                                                                                                           -------------------------
                                                                                                           December 31,    March 31,
                                                                                                                1995         1995
                                                                                                           ------------    ---------

ASSETS
Cash and due from banks                                                                                      $ 14,454     $  13,955
Interest-bearing deposits with other financial institutions.............................................           17           198
Investment securities:
    Held-to-maturity (approximate market value December 31, 1995 $33,943 and
        March 31, 1995 $69,852) ........................................................................       33,810        71,822
    Available-for-sale (amortized cost December 31, 1995 $62,624 and March 31, 1995 $0) ................       62,888           - -
Federal funds sold                                                                                             18,000        32,900

Loan and direct financing leases .......................................................................      243,815       212,076
    Less:  Allowance for possible loan and lease losses ................................................       (4,062)       (3,832)
                                                                                                             --------      --------
        Total loans and leases, net ....................................................................      239,753       208,244

Premises, furniture and equipment, net .................................................................        6,006         3,623
Accrued interest receivable ............................................................................        3,225         1,960
Other real estate, net .................................................................................          642           378
Other asset ............................................................................................        4,088         4,374
                                                                                                             --------      --------
        Total ..........................................................................................     $382,883      $337,454
                                                                                                             ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand ...............................................................................................     $ 32,683      $ 33,496
  N.O.W. accounts ......................................................................................       24,848        23,974
  Savings ..............................................................................................       40,581        42,823
  Insured money market .................................................................................        9,995         8,830
  Other time ...........................................................................................      184,490       162,488
                                                                                                             --------      --------
       Total deposits ..................................................................................      292,597       271,611

Accounts payable and accrued liabilities ...............................................................        5,545         3,895
Securities sold under agreements to repurchase .........................................................       53,538        33,371
Other short-term borrowings                                                                                     1,345           366
Notes payable ..........................................................................................        4,500         5,000
Mandatory convertible debentures .......................................................................        1,250         1,250
                                                                                                             --------      --------
       Total liabilities ...............................................................................      358,775       315,493
                                                                                                             --------      --------
Stockholders' equity:
Capital stock:
  Preferred, no par value; authorized, 100,000 shares:
    Class A Preferred Stock, stated value $100 per share; authorized 50,000 shares;
      issued and outstanding:  December 31, 1995 and March 31, 1995 - 50,000 shares ....................        5,000         5,000
    Class B Preferred Stock, stated value $500 per share; authorized, 1,000 shares;
      issued and outstanding:  December 31, 1995 and March 31, 1995 - 1,000 shares .....................          500           500
    Class C Preferred Stock, stated value $425 per share; authorized, 2,400 shares;
      issued and outstanding:  December 31, 1995 and March 31, 1995 - 2,400 shares .....................        1,020         1,020
  Common, par value $.50 per share; authorized, 600,000 shares;
    issued:  December 31, 1995 and March 31, 1995 - 340,662 shares;
    outstanding:  December 31, 1995 and March 31, 1995 - 175,111 shares                                           170           170
  Capital surplus ......................................................................................        2,521         2,521
  Net unrealized gain on avai1able-for-sale securities..................................................          174           - -
  Retained earnings ....................................................................................       20,020        18,047
  Treasury stock .......................................................................................       (5,297)       (5,297)
                                                                                                             --------      --------
        Total stockholders' equity .....................................................................       24,108        21,961
                                                                                                             --------      --------
        Total ..........................................................................................     $382,883      $337,454
                                                                                                             ========      ========

          See accompanying notes to consolidated financial statements.

                 FINANCIAL SERVICES CORPORATION OF THE MIDWEST

                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)


                                                                                     (Unaudited)                    (Unaudited)
                                                                                -----------------------     ------------------------
                                                                                  Nine Months Ended            Three Months Ended
                                                                                     December 31,                  December 31,
                                                                                -----------------------     ------------------------
                                                                                  1995          1994          1995           1994
                                                                                ---------     ---------     ---------      ---------

Interest Income:
    Interest and fees on loans and leases .................................     $  17,772     $  14,362     $   6,361      $   4,893
    Interest on investment securities .....................................         3,520         3,012         1,305            975
    Interest on federal funds sold ........................................           941           767           212            222
    Interest on interest-bearing deposits with other financial
        institutions ......................................................             6            11             2              3
                                                                                ---------     ---------     ---------      ---------
        Total interest income .............................................        22,239        18,152         7,880          6,093
                                                                                ---------     ---------     ---------      ---------
Interest expense:
    Interest on deposits ..................................................         9,464         6,619         3,247          2,193
    Interest on securities sold under agreements to repurchase ............         1,719           682           684            268
    Interest on other short-term borrowings ...............................            58            26            27             10
    Interest on notes payable .............................................           315           319           102            106
    Interest on mandatory convertible debentures ..........................            78            66            26             24
                                                                                ---------     ---------     ---------      ---------
        Total interest expense ............................................        11,634         7,712         4,086          2,601
                                                                                ---------     ---------     ---------      ---------
        Net interest income ...............................................        10,605        10,440         3,794          3,492
Provision for possible loan and lease losses ..............................         1,380         2,260           650            620
                                                                                ---------     ---------     ---------      ---------
        Net interest income after provision for possible loan and
           lease losses ...................................................         9,225         8,180         3,144          2,872
                                                                                ---------     ---------     ---------      ---------
Other income:
    Trust fees ............................................................           222           249            (2)            60
    Investment securities gains ...........................................            11            --            11             --
    Loan servicing fees ...................................................           503           511           170            169
    Gain on sales of loans and leases .....................................           265            86            93             29
    Service charges on deposit accounts ...................................           795           762           259            236
    Insurance commissions .................................................           221           240            84             73
    Other .................................................................           417           493           159            154
                                                                                ---------     ---------      ---------     ---------
        Total other income ................................................         2,434         2,341           774            721
                                                                                ---------     ---------     ---------      ---------
Other expenses:
    Salaries and employee benefits ........................................         4,326         3,870         1,533          1,415
    Occupancy, net ........................................................           571           522           262            264
    Insurance .............................................................           254           535            60            180
    Equipment .............................................................           692           479           353            181
    Data processing .......................................................           400           410           137            129
    Advertising ...........................................................           290           290            58            113
    Other operating .......................................................         1,189         1,108           226            314
                                                                                ---------     ---------     ---------      ---------
           Total other expenses ...........................................         7,722         7,214         2,629          2,596
                                                                                ---------     ---------     ---------      ---------
        Income before income taxes ........................................         3,937         3,307         1,289            997
Income taxes ..............................................................         1,294         1,091           417            320
                                                                                ---------     ---------     ---------      ---------
Net income ................................................................     $   2,643     $   2,216     $     872      $     677
                                                                                =========     =========     =========      =========

Net income available for Common Stock .....................................     $   2,194     $   1,772     $     722      $     528
                                                                                =========     =========     =========      =========
Earnings per common share:
Primary ...................................................................     $   12.53     $   10.20     $    4.12      $    3.03
                                                                                =========     =========     =========      =========
Fully diluted .............................................................     $    8.03     $    6.55     $    2.67      $    2.02
                                                                                =========     =========     =========      =========

Weighted average common shares outstanding ................................       175,111       173,742       175,111        174,002
                                                                                =========     =========     =========      =========
Weighted average common and contingently issuable common
    shares outstanding ................................................           335,421       344,896       332,744        342,429
                                                                                =========     =========     =========      =========

          See accompanying notes to consolidated financial statements.

                 FINANCIAL SERVICES CORPORATION OF THE MIDWEST

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (Dollars in Thousands, Except Per Share Amounts)


                                                                                                    Net
                                                                                                 Unrealized
                                                                                                  Gain on
                                                                                                 Available-
Nine Months Ended                                    Preferred Stock        Common     Capital    For-Sale   Retained    Treasury
December 31, 1995 (Unaudited)                Class A    Class B   Class C    Stock     Surplus   Securities  Earnings      Stock
-----------------------------                -------    -------   -------   --------   -------- ------------ --------    --------

Balance at March 31, 1995 ................   $5,000    $   500    $ 1,020   $    170   $  2,521     $   --   $ 18,047    $ (5,297)
Net income ...............................       --         --         --         --         --         --      2,643          --
Change in net unrealized gain on
   available-for-sale securities .........       --         --         --         --         --        174         --          --
Cash dividends declared:
   Class A Preferred, $6.94 per share ....       --         --         --         --         --         --       (347)         --
   Class B Preferred, $37.02 per share ...       --         --         --         --         --         --        (37)         --
   Class C Preferred, $27.09 per share ...       --         --         --         --         --         --        (65)         --
   Common, $1.26 per share ...............       --         --         --         --         --         --       (221)         --
                                             ------    -------    -------   --------   --------   --------   --------    --------
Balance at December 31, 1995 .............   $5,000    $   500    $ 1,020   $    170   $  2,521   $    174   $ 20,020    $ (5,297)
                                             ======    =======    =======   ========   ========   ========   ========    ========

Nine Months Ended
December 31, 1994 (Unaudited)
-----------------------------


Balance at March 31, 1994 ...............   $5,000     $  500     $ 1,020   $    170   $  2,484   $     84   $ 15,838    $ (5,345)
Net income ..............................       --         --          --         --         --         --      2,216          --
Change in net unrealized gain on
   available-for-sale securities ........       --         --          --         --         --        (84)        --          --
Sale of Treasury Stock ..................       --         --          --         --         37         --         --          48
Cash dividends declared:
   Class A Preferred, $6.94 per share ...       --         --          --         --         --         --       (347)         --
   Class B Preferred, $32.09 per share ..       --         --          --         --         --         --        (32)         --
   Class C Preferred, $27.09 per share ..       --         --          --         --         --         --        (65)         --
   Common, $1.14 per share ..............       --         --          --         --         --         --       (199)         --
                                            ------     ------     -------   --------   --------    -------    -------     -------
Balance at December 31, 1994 ............   $5,000     $  500     $ 1,020   $    170   $  2,521    $    --    $17,411     $(5,297)
                                            ======     ======     =======   ========   ========    =======    =======     =======

          See accompanying notes to consolidated financial statements.

                 FINANCIAL SERVICES CORPORATION OF THE MIDWEST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                                    (Unaudited)
                                                                                                         --------------------------
                                                                                                             Nine Months Ended
                                                                                                               December 31,
                                                                                                         --------------------------
                                                                                                           1995              1994
                                                                                                         --------          --------

Cash Flows From Operating Activities:
Net income .....................................................................................         $  2,643          $  2,216
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..............................................................              670               541
    Provision for possible loan and lease losses ...............................................            1,380             2,260
    Gain on sale of investment securities available-for-sale ...................................              (11)               --
    Investment amortization ....................................................................              113               395
    Loans and leases originated for sale .......................................................          (49,694)          (26,264)
    Proceeds on sale of loans and leases .......................................................           48,769            26,626
    Increase in interest receivable ............................................................           (1,265)             (336)
    Increase in interest payable ...............................................................            1,021               112
    Decrease in other assets ...................................................................              283                 7
    Increase (decrease) in other liabilities ...................................................              629              (323)
                                                                                                         --------          --------
Net cash provided by operating activities ......................................................            4,538             5,234
                                                                                                         --------          --------

Cash Flows From Investing Activities:
Net decrease in federal funds sold .............................................................           14,900            17,400
Net decrease in interest-bearing deposits with other financial institutions ....................              181               198
Purchase of investment securities held-to-maturity .............................................          (16,076)          (20,501)
Proceeds from maturity or call of investment securities held-to-maturity .......................           19,000            10,964
Purchase of investment securities available-for-sale ...........................................          (34,790)               --
Proceeds from maturity or call of investment securities available-for-sale .....................               --            18,000
Proceeds from sales of investment securities available-for-sale ................................            7,152                --
Net increase in loans and leases ...............................................................          (31,964)          (25,872)
Other investing activities, net ................................................................           (3,404)             (590)
                                                                                                         --------          --------

Net cash used in investing activities ..........................................................          (45,001)             (401)
                                                                                                         --------          --------

Cash Flows From Financing Activities:
Net increase (decrease) in deposits ............................................................           20,986            (4,087)
Net increase in short-term borrowings ..........................................................           13,696             4,743
Proceeds from other borrowings .................................................................           27,259             8,998
Payments on other borrowings ...................................................................          (19,809)          (10,663)
Proceeds from sale of Treasury Stock ...........................................................               --                85
Payments on notes payable ......................................................................             (500)               --
Cash dividends paid on Preferred Stock .........................................................             (449)             (444)
Cash dividends paid on Common Stock ............................................................             (221)             (199)
                                                                                                         --------           -------

Net cash provided by (used in) financing activities ............................................           40,962            (1,567)
                                                                                                         --------           -------

Net increase in cash and due from banks ........................................................              499             3,266

Cash and due from banks at the beginning of the year ...........................................           13,955            11,484
                                                                                                         --------          --------
Cash and due from banks at the end of the period ................................................        $ 14,454          $ 14,750
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

2.       Supplemental Disclosures of Cash Flow Information - Cash paid for:

                                                     Nine Months Ended
                                                         December 31,

 (Dollars in Thousands)                               1995               1994
 ---------------------                               -------             -------

Interest ...............................             $10,612             $ 7,600
Income taxes ...........................               1,180               1,335

3. Earnings Per Common Share Data - The following information was used in the computation of earnings per common share on both a primary and fully diluted basis for the respective nine and three month periods.


                                                                              Nine Months Ended               Three Months Ended
(Dollars in Thousands)                                                           December 31,                   December 31,
----------------------                                                    -------------------------       -------------------------
                                                                             1995           1994            1995            1994
                                                                          ----------      ---------       ---------       ---------

Net income .........................................................      $   2,643       $   2,216       $     872       $     677
Accrued preferred dividends ........................................           (449)           (444)           (150)           (149)
                                                                          ---------       ---------       ---------       ---------

   Primary earnings ................................................          2,194           1,772             722             528
Accrued convertible preferred dividends ............................            449             444             150             149

Mandatory convertible debentures interest expense,
   net of tax ......................................................             52              43              18              16
                                                                          ---------       ---------       ---------       ---------

   Fully diluted earnings ..........................................      $   2,695       $   2,259       $     890       $     693
                                                                          =========       =========       =========       =========

Weighted average common shares outstanding .........................        175,111         173,742         175,111         174,002

Weighted average common shares issuable upon conversion of:
   Class A Preferred Stock1 ........................................         75,199          86,043          72,522          83,316
   Class B Preferred Stock2 ........................................         11,111          11,111          11,111          11,111
   Class C Preferred Stock2 ........................................         24,000          24,000          24,000          24,000

   Mandatory convertible debentures2 ...............................         50,000          50,000          50,000          50,000
                                                                          ---------       ---------       ---------       ---------
       Weighted average common and contingently issuable
            common shares outstanding ..............................        335,421         344,896         332,744         342,429
                                                                          =========       =========       =========       =========




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

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Business Development

In June 1995, management of THE Rock Island Bank, N.A. ("TRIB"), FSCM's wholly owned bank subsidiary, submitted applications to the Office of the Comptroller of the Currency ("OCC") for permission to: 1) become a national association, 2) relocate the head office of the new national association to Bettendorf, Iowa, 3) maintain the former head office in downtown Rock Island, Illinois as a branch office, 4) retain existing branch offices in Rock Island and East Moline, 5) practice trust powers in both Illinois and Iowa, and 6) increase investment in fixed assets. Preliminary approval was received from the OCC in August 1995. In September 1995, an option was exercised to acquire a facility for the head office at 3120 Middle Road, Bettendorf, Iowa. On November 1, 1995, TRIB officially became THE Rock Island Bank, National Association and opened its Bettendorf office.

It is one of TRIB's goals to offer convenient retail banking services to both its Illinois and Iowa Quad Cities customers. TRIB currently services a bi-state market area; however, due to the lack of customer convenience caused by restrictive interstate retail deposit regulations, a disproportionally higher level of lending activity than retail deposit activity currently exists in TRIB's Iowa customer base. Management anticipates that with the opening of the Bettendorf office, retail deposit activity will increase. As of December 31, 1995, the office had obtained approximately $5 million in deposits.

Results of Operations

Overview

Net income equaled $2.6 million for the nine months ended December 31, 1995, a $427 thousand, or 19%, increase from December 31, 1994's income level of $2.2 million. Correspondingly, fully diluted earnings per common share equaled $8.03 and $6.55 for the respective nine month periods. Net income for the three months ended December 31, 1995 and 1994, was $872 thousand and $677 thousand, respectively, or, on a fully diluted earnings per common share basis, $2.67 and $2.02, respectively. The increase in net income between periods ended December 31, 1995 and 1994 resulted from net changes in the following income and expense categories:

                                                            Change in Income
                                                        ------------------------
(Dollars in Thousands)                                  Nine Months Three Months
----------------------                                  ----------- ------------

Interest income ......................................     $ 4,087      $ 1,787
Interest expense .....................................      (3,922)      (1,485)
                                                           -------      -------
Net interest income ..................................         165          302
Provision for possible loan and lease losses .........         880          (30)
Other income .........................................          93           53
Other expenses .......................................        (508)         (33)
Income taxes .........................................        (203)         (97)
                                                           -------      -------
Net increase in net income ...........................     $   427      $   195
                                                           =======      =======

The efficiency and overhead ratios are two commonly used performance measurements. Both measure the coverage of operating expense by net interest income. In the efficiency ratio, other income is added to net interest income and in the overhead ratio other income is netted against operating expense. Industry established benchmarks for these two ratios are 55% and 45%, respectively, with a lower comparable percentage indicating a better performance. The improvement in the net interest margin during the three months ended December 31, 1995 resulted in an improvement in both of these ratios from September 1995 quarter end. However, 1995's nine month ratios still trail 1994's ratios primarily due to the increased other expenses. As of December 31, 1995 and 1994 the efficiency ratio equaled 59.27% and 56.44%, respectively, for the nine months and 57.69% and 61.62%, respectively for the three month periods. The overhead ratios were 49.97% and 46.68% for the nine months and 49.18% and 53.69% for the three month comparative periods, respectively. The efficiency and overhead ratios for TRIB for the nine months ended December 31, 1995 equaled 55.32% and 46.89%, respectively. The difference in these ratios between FSCM and TRIB reflects primarily FSCM's interest expense due to its indebtedness outstanding.

Net Interest Income

Net interest income equaled $10.6 million and $10.4 million for the nine months ended December 31, 1995 and 1994, respectively, and $3.8 million and $3.5 million for the respective three month periods. Stated as a percentage of average interest-earning assets, the nine month net interest margin ratios equaled 4.30% and 4.82%, respectively. The decrease in the margin ratio resulted from disproportional growth between interest-earning assets, which increased 13.8% to a $329 million level, and net interest income, which increased only 1.6% to $10.6 million. The growth in assets centered in loans and was funded primarily by increased time deposit accounts. The return on interest-earning assets rose 64 basis points to 9.02%; however, the cost of interest-bearing liabilities rose 129 basis points to 5.27%.


                   AVERAGE BALANCE AND INTEREST RATE ANALYSIS


                                                                                          Nine Months Ended
                                                                 -------------------------------------------------------------------
    (Dollars in Thousands)                                                December 31, 1995                  December 31, 1994
    ----------------------                                       --------------------------------      -----------------------------
                                                                                          Average                            Average
                                                                Average                   Annual       Average               Annual
                                                                Balance      Interest      Rate        Balance    Interest    Rate
                                                                --------     --------     -------     --------    --------   -------
    ASSETS
    Interest-bearing deposits with other
        financial institutions .............................    $    124     $      6        6.45     $    345    $     11     4.25%
    Investment securities ..................................      81,627        3,520        5.75       79,480       3,012     5.05
    Federal funds sold .....................................      21,149          941        5.93       23,005         767     4.45
    Loans and leases, net1 .................................     225,789       17,772       10.49      186,095      14,362    10.29
                                                                --------     --------                 --------    --------

        Total interest-earning assets ......................    $328,689       22,239        9.02     $288,925      18,152     8.38
                                                                ========     --------                 ========     -------

    LIABILITIES
    Savings deposits........................................    $ 74,323        1,381        2.48     $ 94,222       1,849     2.62
    Time deposits ..........................................     171,473        8,083        6.29      134,954       4,770     4.71
    Federal funds purchased.................................         116            5        5.75         --          --       --
    Securities sold under agreements to
        repurchase .........................................      40,927        1,719        5.60       22,442         682     4.05
    Other short-term borrowings ............................       1,216           53        5.81          802          26     4.32
    Notes payable ..........................................       4,944          315        8.50        5,000         319     8.51
    Mandatory convertible debentures .......................       1,250           78        8.32        1,250          66     7.04
                                                                --------     --------                 --------    --------
        Total interest-bearing liabilities .................    $294,249       11,634        5.27     $258,670       7,712     3.98
                                                                ========     --------                 ========    --------

    Net interest income ....................................                 $ 10,605                             $ 10,440
                                                                             ========                             ========
    Net interest margin (net interest income
        divided by average total interest-
        earning assets) ....................................                                 4.30%                             4.82%
                                                                                            =====                             =====

1  Nonaccruing loans and leases are included in the average balance.

                           INTEREST VARIANCE ANALYSIS


                                                                                                 Nine Months Ended December 31, 1995
                                                                                                          vs. December 31, 1994
                                                                                                 -----------------------------------
                                                                                                           Increase (Decrease)
                                                                                                            Due to Change in1
                                                                                                    --------------------------------
                                                                                                    Average    Average      Total
Dollars in Thousands)                                                                               Balance     Rate        Change
---------------------                                                                              --------    -------      --------

Interest income:
        Interest-bearing deposits with other financial institutions ....................           $    (7)    $     2      $    (5)
        Investment securities ..........................................................                81         427          508
        Federal funds sold .............................................................               (62)        236          174
        Loans and leases ...............................................................             3,063         347        3,410
                                                                                                   -------     -------      -------
           Total interest income .......................................................             3,075       1,012        4,087
                                                                                                   -------     -------      -------
Interest expense:
        Savings deposits ...............................................................              (390)        (78)        (468)
        Time deposits ..................................................................             1,291       2,022        3,313
        Federal funds purchased ........................................................                --           5            5
        Securities sold under agreements to repurchase .................................               562         475        1,037
        Short-term borrowings ..........................................................                13          14           27
        Notes payable ..................................................................                (4)         --           (4)
        Mandatory convertible debentures ...............................................                --          12           12
                                                                                                   -------    --------      -------
           Total interest expense ......................................................             1,472       2,450        3,922
                                                                                                   -------    --------      -------
Change in net interest income ......................................................               $ 1,603    $ (1,438)     $   165
                                                                                                   =======    ========      =======


1 The change in interest due to the volume and rate has been allocated to the change in average rate. Nonaccruing loans and leases are included in the average balance. Loan and lease fees of $1,072 and $1,042 for the nine months ended December 31, 1995 and 1994, respectively, are included in the interest income on loans and leases.

Composition of the interest-bearing liabilities reflected substantial shifts from lower cost savings deposits to more aggressively priced products, including time deposits and securities sold under agreements to repurchase ("repurchase agreements"). This shift primarily resulted from intense local competition for funds which was used to support strong loan demand and consequently led to a higher cost of funds.

Provision for Possible Loan and Lease Losses

The provision for possible loan and lease losses totaled $1.4 million and $2.2 million for the nine months ended and $650 thousand and $620 thousand for the three months ended December 31, 1995 and 1994, respectively. The amount of the provision was based on management's assessment of the adequacy of the allowance for possible loan and lease losses in relation to both non-performing and total loans and leases outstanding. The increase in the December 1994's nine month provision was due to a one-time $953 thousand loan charge-off that related to certain financed equipment leases associated with business entities and individuals suspected of fraud. The allowance, stated as a percentage of non-performing loans and leases, equaled 305.87% and 135.71% as of December 31, 1995 and 1994, respectively. Such ratio for the Comparative Peer Group (Bank Holding Companies in the seventh Federal Reserve District with consolidated assets between $300 million and $500 million) equaled 349.42% (as of September 1995, the most recent data available). Management is satisfied that the level of the allowance is adequate to provide for future losses.

Net charge-offs for the nine months ended December 31, 1995 and 1994 were $1.1 million and $1.7 million, respectively, as compared to net charge-offs for the three month periods which equaled a $563 thousand charge-off and a $132 thousand recovery for the respective years. Approximately $392 thousand of the charge-offs during the three months ended December 31, 1995 were associated with a commercial business which went bankrupt.

Other Income

Other income totaled $2.4 million and $2.3 million for the nine months ended December 31, 1995 and 1994, respectively. Similarly, other income totaled $774 thousand and $721 thousand for the respective three month periods. The improvement in 1995 over 1994 in both the nine and three month comparisons primarily stems from an increase in gains on sales of loans and leases. It is anticipated that the volume of residential mortgage originations will continue to be strong during the next fiscal quarter.

Other Expenses

As of December 31, 1995, FSCM employed 174 full-time equivalent employees as compared to 163 in December 1994. The increased employment primarily resulted from the staffing of the new Bettendorf office and the addition of an indirect consumer lending program to TRIB's loan portfolio. Salary and employee benefits, which represented over 53% of total other expenses, increased to $4.3 million from $3.9 million for the nine months ended December 31, 1995 and 1994, respectively; and to $1.5 million from $1.4 million for the similar three month periods. Stated as a percentage of average assets, 1995's nine month salary expense totaled 1.64% as compared to FSCM's Peer Group ratio which equaled 1.71% (based on September 1995 information).

Insurance expense totaled $254 thousand and $60 thousand for the nine and three months ended December 31, 1995 as compared to $535 thousand and $180 thousand for the respective 1994 periods. The reduction between 1995 and 1994 resulted primarily from the June 1995 decrease in Federal Deposit Insurance Corporation ("FDIC") premiums from $0.23 to $0.04 per $100 of deposits.

Equipment expense increased to $692 thousand from $479 thousand for the nine months ended December 31, 1995 and 1994, respectively. The corresponding three month expenses totaled $353 thousand and $181 thousand. During the quarter ended December 1995, investments of approximately $1.1 million in equipment and furniture were placed in service. The more significant of the investments included the furnishing and equipping of two office facilities which were opened during the quarter, the implementation of a platform system for teller operations, an upgrade and consolidation between offices of the telephone systems, and the installations of local area networks at all office sites and of a wide area network to link them. The additional depreciation expense associated with the investments approximated $147 thousand during the three months ended December 31, 1995. In addition, a $30 thousand change was expensed which related to the disposal of equipment acquired in the purchase of the Bettendorf office.

Included in the $1.2 million of other operating expense for the nine months ended December 31, 1995, were costs associated with the employment of a national consulting firm to perform a bank-wide "best practices" review of operational functions and systems structure. From this review, management anticipates improved financial services and operational performance through restructured fees, increased productivity and the utilization of more efficient technology.

Financial Condition

Overview

Assets have increased 13.5% between December and March 1995 to total $383 million up from $337 million, respectively. The $46 million growth, combined with a $15 million reduction between periods in federal funds sold, was primarily distributed between both net loans and lease and investment securities which increased $32 million and $25 million, respectively. The asset growth was funded by increased time deposits of $22 million and repurchase agreements of $20 million.

Investments

On December 19, 1995, the Board of Directors of TRIB elected to transfer step-up rate, callable structured notes with an amortized cost of $35 million and an unrealized gain of $53 thousand from held-to-maturity to available-for-sale. The transfer was made pursuant to a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board in November 1995, and was so elected in order to enhance liquidity. As of December 31, 1995, the net market gain on said securities equaled $95 thousand.

Additionally, in December 1995, management purchased $11.7 million in mortgage-backed agency securities ("MBS") which yield a 6.12% return with an average life of approximately five years. The purchase aided in portfolio diversification and yield enhancement.

Given the current environment of declining interest rates, management is monitoring the risk characteristics of investments with call provisions to quantify exposure and review alternative investment options. Management has identified approximately $37 million of investments which could be called during the three months ending March 31, 1996, in addition to $2 million which is scheduled to mature. It is their intent to reinvest any called investments in new issues with similar maturity characteristics.

Loans and Direct Financing Leases

Growth in loans between December and March 1995 occurred fairly evenly in most categories as depicted in the below table. Aiding the growth in the consumer loan area was the initiation in May 1995 of a new indirect consumer loan program. It is anticipated that this particular program will generate between $1 million to $1.5 million in new business per month. Such overall loan growth reflects TRIB's continued strong commitment to service the Quad-Cities market. As a percentage of total assets, net loans and leases equaled 62.62% and 61.71% as of December 31 and March 31, 1995, respectively, as compared to it Peer Group ratio of 58.97% (based on September 1995 information).


                           LOAN AND LEASE DISTRIBUTION

                                                           Dec. 31     March 31,
(Dollars in Thousands)                                       1995         1995
----------------------                                     --------    ---------

Commercial, financial and agricultural ...............     $ 83,301     $ 74,234
Direct financing leases ..............................        5,532        6,863
Real  estate:
   Residential mortgage1 .............................       61,436       58,486
   Construction ......................................       21,160       14,553
   Commercial mortgage ...............................       58,935       51,529
Consumer, not secured by a real estate mortgage ......       13,451        6,411
                                                           --------     --------

         Total loans and leases ......................     $243,815     $212,076
                                                           ========     ========


1 Includes first mortgages pending conclusion of their sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Fannie Fannie Mae and the Illinois Housing Development Authority ("IHDA"), home equity lines of credit, home improvement loans, and consumer loans for which junior liens were taken as primary and secondary sources of security.

Premises, Furniture and Equipment

Net fixed asset investments have increased $2.4 million, or 66%, since March 1995 to total $6 million at December 31, 1995. FSCM's ratio of non-earning assets (which includes premises, furniture and equipment) to total assets as of December 31, 1995 of 7.42% compares favorably to that of its Peer Group which equaled 8.49% (based on September 1995 information). In addition to the $889 thousand net increase in furniture and equipment previously discussed, the following paragraphs detail other investments in fixed assets.

In September 1995 the Bettendorf, Iowa office was purchased for $709 thousand which consisted of land, building and miscellaneous equipment. An additional $148 thousand was invested to remodel the office which opened for business November 1, 1995.

Construction of the enlarged branch office at 18th Avenue (Hilltop) in Rock Island, Illinois was completed and operations commenced at the new office on November 29, 1995. Since March 1995, approximately $1 million was invested in the construction project.

Management has commenced the installation of new computer support technology to support TRIB's operations. When completed in the fourth fiscal quarter ending March 1996, check processing and laser-printer equipment will replace 14-year old equipment which will speed daily operations and result in easier-to-read customer statements. Certain paper reports will be eliminated by using optical storage for the retrieval of management information. It is budgeted that approximately $200 thousand will be spent to acquire and install these systems.

The office expansion into both East Moline and Bettendorf, and the construction of the enlarged Hilltop branch office in Rock Island will provide better access to the retail markets and thereby should enhance TRIB's overall market presence. The installation of new equipment and technological upgrades will enhance productivity and customer convenience.

Deposits,   Securities  Sold  Under  Agreements  to  Repurchase  and  Short-Term
Borrowings

Deposit growth centered in time deposits which increased $22 million to $184 million as of December 31, 1995, an increase of 13.6% from March's total of $162 million. Repurchase agreements increased $20 million to total $53 million as of December 31, 1995. Based on past experience, management considers repurchase agreements to be a relatively stable source of funding for TRIB.

Capital Resources

FSCM's capital, as measured by standards established by the federal banking regulators, exceeded those defined for "well-capitalized" institutions. The table below sets forth FSCM's ratios as of December 31, 1995, as well as the ratios for "well-capitalized" institutions and the minimum regulatory requirements.


                                 CAPITAL RATIOS

                                                        Regulatory Requirements
                                                      --------------------------
                                              FSCM    Minimum   Well Capitalized
                                             -------  -------   ----------------
Risk-based capital ratios:
     Tier 1 Capital ....................       9.23%     4.00%        6.00%
     Total Capital .....................      12.00      8.00        10.00
Leverage (based on average assets) .....       6.76      3.00         5.00


Liquidity

In March 1995, TRIB was approved for membership to the Federal Home Loan Bank of Chicago ("FHLB"). Such membership was requested in order to provide TRIB with an additional source of liquidity and a potential funding source for new real estate loan products. Advances from the FHLB of approximately $40 million, on a collateralized basis, were available under FHLB's operating guidelines as of the end of December 1995 in addition to the existing $1 million advance which matures in January 1996.

Federal funds purchase lines have also been established with several correspondent banks to cover short-term funding needs. In addition, the previously discussed reclassification of $34 million in investments to available-for-sale will provide another source of liquidity.

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST

Part II - Other Information and Signatures



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               10.4 Demand Business Note executed by FSCM in favor of M&I Bank in the original principal amount of $5,000,000 dated as of July 31, 1995.

               10.6      Summary of Material  Terms of Directors'  and Officers'
                         Liability   Policy  covering  the  policy  period  from
                         October 18, 1995 to October 18, 1996.

               Reports on Form 8-K

               A report dated November 1, 1995 was filed on Form 8-K. Under an Other Event (Item 5) disclosure, FSCM reported the conversion of its bank subsidiary, TRIB, to a National Association and the opening of a banking office in Bettendorf, Iowa.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FINANCIAL SERVICES CORPORATION OF THE MIDWEST


Date:  February 13, 1995           By:   /S/ Douglas M. Kratz
                                         --------------------------------------
                                                               Douglas M. Kratz
                                                 President, CEO, CFO, Secretary



                                   By:   /S/ Jean M. Hanson
                                         --------------------------------------
                                                                 Jean M. Hanson
                                           Controller, Chief Accounting Officer