Form 10-K
period 1996-03-31
FINANCIAL SERVICES CORPORATION OF THE MIDWEST
filed 1996-06-28
CIK 35838

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K


              [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                      THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Fiscal year ended:  March 31, 1996

Commission file number:  0-8673

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST
             (Exact name of registrant as specified in its charter)


            Delaware                                             36-2301786
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

         224 - 18th Street, Suite 202, Rock Island, Illinois 61201-8719
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number:  (309) 794-1120

Securities registered pursuant to Section 12(g) of the Act:

                 Class A Cumulative Convertible Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1996 (excluding the reported beneficial ownership of all directors, officers and beneficial owners of more than 5% of the registrant's voting stock; however, this does not constitute an admission of affiliate status for any of these holders) was $4,909,000. The Common Stock of the registrant, which is the registrant's only voting stock, is not actively traded or regularly quoted. However, for the reasons stated in Item 5 of this Report, the amount shown is calculated on the basis of $67.50 per share for the Common Stock. The number of shares outstanding of the registrant's Common Stock as of May 31, 1996 was 176,611 shares of $.50 par value Common Stock.

The exhibit index may be found on pages 51 through 54 herein.

Part I

Item 1.  Business

         (a)      Business Development

                  Financial Services Corporation of the Midwest ("FSCM") is a bank holding company incorporated in 1973 under Delaware law and registered under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). FSCM's principal place of business is located at 224-18th Street, Suite 202, Rock
                  Island, Illinois. In 1974, FSCM acquired all of the outstanding shares of THE Rock Island Bank ("TRIB"), an Illinois chartered State commercial bank serving both the Iowa and Illinois Quad Cities' communities. On November 1, 1995, TRIB became a national bank known as THE Rock Island Bank, National Association and relocated its head office from Rock Island, Illinois to Bettendorf, Iowa. TRIB is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

         (b)      THE Rock Island Bank, N.A. Financial Information

                                                                         March 31,         March 31,        March 31,
                  (Dollars in Thousands)                                   1996               1995             1994
                  ---------------------------------------------------------------------------------------------------
                  Net interest income                                   $   14,921        $   14,353       $   12,849
                  Provision for possible loans and lease losses              1,905             2,510            1,970
                  Total other income                                         3,303             3,132            3,468
                  Total other expenses                                      10,084             9,465            9,557
                  Income taxes                                               2,087             1,830            1,672
                                                                        ----------        ----------       ----------
                  Net income                                            $    4,148        $    3,680       $    3,118
                                                                        ==========        ==========       ==========
                  Total assets                                          $  386,818        $  337,023       $  303,818
                                                                        ==========        ==========       ==========

         (c)      Description of Business

                  Financial Services Corporation of the Midwest

                  FSCM's investment in TRIB represented 94% of FSCM's parent company only total assets of $30,260,000 as of March 31, 1996, FSCM's $4.5 million, 8.50% Notes due December 1, 1999 ("Notes"), which were issued in December 1992, constituted 75% of FSCM's liabilities as of said date.

                  FSCM's primary sources of cash flows are derived from dividend and tax payments from TRIB. The amount of dividends or other funds paid to FSCM by TRIB is restricted by certain regulatory provisions. Income taxes are computed on a separate company basis, and tax payments are paid to FSCM by subsidiaries in accordance with an intercompany tax allocation agreement.

                  FSCM is a one-bank holding company registered under the Holding Company Act, and, as such, it is subject to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Regulated areas with which FSCM must comply include, but are not limited to: obtaining approval before any acquisition, obtaining approval prior to any change in control, restrictions on the types of financial activities FSCM may engage in, maintenance of prescribed capital adequacy standards, prohibitions of certain related transactions, completion of various prescribed reports, and submission to periodic examinations.

                  THE Rock Island Bank, N.A.

                  TRIB's trade area is the Quad Cities metropolitan area, encompassing the municipalities of Davenport and Bettendorf, Iowa; and Rock Island, Moline, East Moline, Milan and Silvis, Illinois. Its total population is approximately 240,000. TRIB provides a wide variety of full-service commercial banking products. These products are offered to individuals, service businesses, industries, governmental units, financial institutions and other entities. Locations at which these products may be obtained include TRIB's home office located in Bettendorf, Iowa, its downtown Rock Island, Illinois office which was maintained as a branch when the home office was moved to Iowa, four other branch offices (three of which have extended hours), and its five on-premise and one off-premise automatic teller machines ("ATMs"). The retail banking services TRIB offers include accepting demand, savings and time deposits in the forms of regular checking accounts, NOW accounts, money market accounts, passbook savings, statement savings, certificates of deposit and club accounts. Deposit customers are eligible for debit ATM cards and Visa check cards, which provide convenient access through the six TRIB-owned ATMs as well as devices established by other financial institutions that participate in the Illinois Transfer System, an electronic funds transfer corporation, and CIRRUS, an international electronic transaction interchange. Additionally, TRIB makes secured and unsecured commercial, construction, mortgage and consumer loans and equipment leases and provides a variety of trust services, including administration of estates, personal trust and employee benefit programs.

                  TRIB is engaged in the highly competitive business of commercial banking. There were approximately eighteen banks and four savings institutions in the Quad Cities metropolitan area as of March 31, 1996. Measured by total assets, TRIB was the fourth largest. TRIB's competitors include local, regional and national banking and nonbanking entities which are not necessarily subject to the same regulatory standards or restrictions.

                  Management believes that TRIB will be able to continue to compete successfully in its community. TRIB's competitive advantages include local decision making authority, quick response on credit requests, customer convenience, and providing customized banking and financial services. Management further believes that TRIB's community commitment and involvement, its commitment to a strong sales culture and its commitment to providing quality banking services are factors that will allow TRIB to continue to maintain and improve its competitive position.

                  TRIB is subject to regulation and supervision, as a national bank, by the Office of the Comptroller of the Currency ("OCC") and, as a member of the Federal Reserve System, by the Federal Reserve Board. Because TRIB's deposits are insured up to the applicable limit (currently $100,000) by the FDIC, TRIB is also subject to regulation by the FDIC. Iowa and Illinois usury laws impose certain interest rate and fee restrictions on TRIB.

                  Monetary Policy and Economic Conditions

                  The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiary banks, including FSCM and TRIB. The Federal Reserve Board regulates the national supply of bank credit. Among the means available to the Federal Reserve Board to regulate such supply are open market operations in U.S. government securities, changes in the discount rate on depository institution borrowings, and changes in reserve requirements against depository institution deposits. These means are used in varying combinations to influence the growth and distribution of bank loans, investments, and deposits, and their use may affect interest rates charged on loans or paid for deposits.

                  The laws and regulations to which FSCM and TRIB are subject are constantly under review by Congress, regulatory agencies and state legislatures. These laws and regulations may be changed dramatically in the future, which could affect the ability of bank holding companies to engage in certain activities such as nationwide banking, securities underwriting and insurance, as well as the amount of capital that banks and bank holding companies must maintain, premiums paid for deposit insurance and other matters directly affecting earnings. It is not certain which changes will occur, if any, or the effect such changes will have on the profitability of FSCM and TRIB, their ability to compete effectively, or the composition of the financial services industry.

                  The banking industry is also affected by general economic conditions, such as inflation, recession, unemployment and other factors. In addition, the business of FSCM and TRIB could be affected by the economic conditions of the industries in which the major employers in the Quad Cities metropolitan area are involved, including John Deere & Co., ALCOA, and the Federal Rock Island Arsenal. For example, a downturn in the farm equipment industry may adversely affect John Deere & Co., causing layoffs, worker relocations, reduced purchasing from local supply vendors, and other events that could adversely affect FSCM and TRIB. As a further example, cutbacks in defense industry spending could adversely affect employment at the Federal Rock Island Arsenal, the economy in the Quad Cities area, and thus FSCM and TRIB.

                  The foregoing references to applicable laws, statutes, regulations and legislation are brief summaries thereof which do not purport to be complete and are qualified in their entirety by reference to such statutes, regulations and legislation.

                  Employees

                  As of March 31, 1996, FSCM's and TRIB's combined total number of employees was 182, of which 175 were considered to be full-time equivalent employees. Management considers its relations with employees to be good.

Item 2.  Properties

         TRIB's main office location was moved on November 1, 1995, to a one-story structure acquired in September 1995 located at 3120 Middle Road, Bettendorf, Iowa. The 7,711 square foot office was remodeled and furnished prior to its opening date and is presently staffed by approximately 17 full and part-time retail deposit and loan personnel.

         The Downtown Rock Island, Illinois office, which was retained as a branch office when the main office moved to Bettendorf, Iowa, is a six-story structure owned by TRIB and located at the northwest corner of Third Avenue and 18th Street, Rock Island, Illinois. In May 1992, TRIB purchased the building adjoining the downtown office to the north on 18th Street. The acquired two-story building was subsequently remodeled and annexed to TRIB's downtown office structure. In total, TRIB occupies approximately 29,500 square feet of office space in the expanded downtown office (excluding basement storage), while FSCM occupies approximately 800 square feet of space. The remaining space of 17,750 square feet is available for rental to other occupants and was fully leased as of March 31, 1996 to four tenants.

         TRIB also owns and operates three limited service offices: in Rock Island, Flatiron Square is located within the city's business district at 1606-5th Avenue and Hilltop is conveniently located near residential areas at 3411-18th Avenue; in East Moline, the office is located on a business corridor with nearby residential areas at 680 - 42nd Avenue. All of these offices have walk-in lobby and drive-up access. The Flatiron Square office contains approximately 2,230 square feet of space. During fiscal 1996, a new 5,450 square foot one story structure was constructed at the Hilltop office site. The East Moline office is currently operating out of a temporary facility. Additionally, TRIB occupies approximately 320 square feet of office space at the Friendship Manor, a life care retirement home located at 1209-21st Avenue, Rock Island. This office is open during limited hours two days per week and provides depository services primarily to residents and employees of Friendship Manor in lieu of paying rent for the space occupied by the limited service office.

         TRIB is currently limited to a total investment of $5 million in land and net premises that can be acquired before approval from the OCC is necessary. Approval was requested and received to invest up to $6 million in land and net premises. As of March 31, 1996, TRIB had $4.3 million invested in land and net premises. In addition, covenants of the correspondent bank loan agreement and public notes impose further limitations. As of March 31, 1996, FSCM and TRIB's net fixed asset investments were restricted to an amount not to exceed 3% of consolidated assets or approximately an additional $5.7 million.

         FSCM's management believes that upon construction of a permanent structure at the East Moline, Illinois site, the existing premises will be adequate to serve their respective locations.

Item 3.  Legal Proceedings

         FSCM and TRIB are involved in legal actions in various stages of litigation and investigation. After reviewing all actions pending or threatened involving FSCM and TRIB, management believes that such legal actions constitute ordinary routine litigation incidental to the business of FSCM and TRIB and that the ultimate resolution of these matters should not materially affect FSCM's consolidated financial position or operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a)      Market Information

                  The Common Stock of FSCM is not actively traded, and there is no active market in which shares of Common Stock are publicly traded. A price of $67.50 per share was used in the computation of the aggregate market value of Common Stock held by non-affiliates set forth on the cover page of this Annual Report on Form 10-K. This price was based on the following described transactions. During the year ended March 31, 1996, the trustee for the 401(k) defined contribution retirement plan sponsored by TRIB contracted for an independent stock appraisal on transactions involving small FSCM Common Stock block sizes on behalf of the plan's participants. Based on the results of the appraisal, 1,500 shares of Common Stock were sold by FSCM from treasury to the 401(k) plan at a price of $67.50 per share in March 1996. Other private transactions, for which the sale price was not known or reasonably available, may have occurred during the year.

         (b)      Holders

                  As of May 31, 1996, FSCM had approximately 170 common shareholders.

         (c)      Dividends

                  Cash dividends on FSCM's Common Stock have been paid quarterly for the last two fiscal years. The amounts per share and payment dates were as follows:

                                          Fiscal            Fiscal
                 Dividend Date             1996              1995
                 -------------            ------            ------

                 June 30                  $  .38            $  .38
                 September 30                .38               .38
                 December 31                 .50               .38
                 March 31                    .50               .38
                                          ------            ------
                                          $ 1.76             $1.52
                                          ======             =====

                  Most of FSCM's cash flow and income is derived from dividends paid to it by TRIB. The ability of TRIB to pay dividends is limited by the necessity to maintain adequate capital ratios as established pursuant to guidelines issued by the OCC. Further, TRIB can pay dividends only out of undivided profits then on hand, after deducting losses and bad debts, and the amount of dividends cannot exceed the sum of undivided profits from the current year plus net profits from the preceding two years. Upon determining that unsafe or unsound banking practices have occurred, the OCC can prohibit dividend payments.

                  In addition, covenants on FSCM's Notes and bank stock loan require that FSCM obtain approval to pay Common Stock dividends in excess of 30% of the prior year's consolidated net income. This would allow a dividend up to a maximum of $6.04 per share that the Board of Directors could declare on FSCM's Common Stock for the fiscal year ended March 31, 1997; however, before paying dividends, consideration also must be given to FSCM's overall capital position relative to assets and to regulatory capital ratio minimums.

Item 6.  Selected Financial Data

Financial Services Corporation of the Midwest

Consolidated Selected Financial Data
(Dollars in Thousands, Except Per Share Amounts)

                                                                                   Fiscal Years Ended March 31,
                                                             ----------------------------------------------------------------------
                                                                1996          1995           1994           1993            1992
                                                             ---------     ----------      ---------      ---------       ---------
Income Statement Data:
   Interest income .....................................     $  30,271      $  24,571      $  22,024      $  20,729       $  17,702
   Interest expense ....................................        15,833         10,707          9,642         10,183           9,939
                                                             ---------      ---------      ---------      ---------       ---------
   Net interest income .................................        14,438         13,864         12,382         10,546           7,763
   Provision for possible loan and lease losses ........         1,905          2,510          1,970          2,180             892
                                                             ---------      ---------      ---------      ---------       ---------
   Net interest income after provision for
      possible loan and lease losses ...................        12,533         11,354         10,412          8,366           6,871
   Other income ........................................         3,304          3,149          3,515          3,905           1,671
   Investment securities gains .........................            11           --             --              173             156
   Other expenses ......................................        10,527          9,919         10,327          8,572           6,782
   Income taxes ........................................         1,768          1,516          1,267          1,319             625
                                                             ---------      ---------      ---------      ---------       ---------
   Income before cumulative effect1 ....................         3,553          3,068          2,333          2,553           1,291
   Cumulative effect1 ..................................          --             --             --             (132)            158
                                                                                           ---------      ---------       ---------
   Net income ..........................................     $   3,553      $   3,068      $   2,333      $   2,421       $   1,449
                                                             =========      =========      =========      =========       =========
Per Common Share:
   Income before cumulative effect .....................     $   16.87      $   14.21      $   10.07      $   13.30       $    6.86
   Cumulative effect ...................................          --             --             --             (.76)            .90
   Net income ..........................................         16.87          14.21          10.07          12.54            7.76
   Fully diluted net income ............................         10.80           9.10           6.73           9.06            6.30
   Book value ..........................................        100.60          88.18          76.21          67.17           57.91
   Book value assuming conversion of
      MCDs2 and Convertible Preferred Stock ............         76.80          68.35          60.25          54.23           50.61
   Cash dividends ......................................          1.76           1.52           1.52           1.26            1.00
Period-end Balances:
   Total assets ........................................     $ 386,967      $ 337,454      $ 304,075      $ 268,334       $ 203,572
   Loans and leases, net ...............................       251,502        208,244        177,101        154,998         118,043
   Securities ..........................................        90,423         71,822         79,939         64,093          63,498
   Deposits ............................................       301,818        271,611        250,774        217,602         169,225
   Notes payable .......................................         4,500          5,000          5,000          5,000           5,250
   MCDs2 ...............................................         1,250          1,250          1,250          1,250           1,250
   Stockholders' equity ................................        24,287         21,961         19,751         18,182          11,166
Earnings to Fixed Charge Ratios:
   Consolidated:
      Excluding interest on deposits ...................          2.30           2.72           2.60           3.52            2.03
      Including interest on deposits ...................          1.33           1.43           1.37           1.38            1.19
   Parent company only3 ................................          1.26           1.04           --             --              --
Percentages:
   Average equity to average assets ....................          6.52%          6.71%          6.80%          5.67%           5.48%
   Net income to average common equity .................         17.49          17.24          13.79          19.64           14.28
   Net income to average assets ........................          0.99           0.99           0.83           0.99            0.75

1 Cumulative effects on prior years of changing to different accounting principles.

2    Mandatory convertible debentures ("MCDs").

3 The dollar amounts of deficiency in earnings necessary to cover fixed charges were $274, $303, and $289 for the fiscal years ended March 31, 1994, 1993, and 1992, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
- --------------------------------------------------------------------------------


Corporate Profile

     Financial Services Corporation of the Midwest ("FSCM") is a bank holding company incorporated in 1973 under Delaware law and registered under the Bank Holding Company Act of 1956, as amended. FSCM's principal place of business is located at 224-18th Street, Suite 202, Rock Island, Illinois. In 1974, FSCM acquired all outstanding shares of THE Rock Island Bank ("TRIB"), an Illinois chartered state commercial bank serving both the Iowa and Illinois Quad Cities' communities. On November 1, 1995, TRIB became a national bank known as THE Rock Island Bank, National Association, and relocated its head office from Rock Island, Illinois to Bettendorf, Iowa. TRIB is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

Financial Overview

     Total assets increased to $386,967,000 from $337,454,000 as of March 31, 1996 and 1995, respectively. Net income increased to $3,553,000 for the fiscal year ended March 31, 1996 as compared to $3,068,000 and $2,333,000 earned in fiscal 1995 and 1994, respectively. Correspondingly, earnings per fully diluted common share ("EPS") equaled $10.80, $9.10 and $6.73 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively, and book value, assuming conversion of all convertible instruments, equaled $76.80, $68.35 and $60.25 for the respective periods. The following table presents a more detailed analysis of the increases in EPS between fiscal 1996 and 1995 and between fiscal 1995 and 1994.


                                                            Fiscal    Fiscal
                                                             Years     Years
                                                             Ended     Ended
                                                            March 31, March 31,
                                                            1996 vs.  1995 vs.
                                                            March 31, March 31,
                                                             1995       1994
                                                            --------- ---------

Net income per fully diluted common share, prior year .....  $ 9.10    $ 6.73
Increase/(decrease) from changes in:
     Earning asset volume .................................    5.99      1.54
     Rates and other effects on net interest income .......   (4.29)     2.72
     Provision for possible loan and lease losses .........    1.76     (1.53)
     Other income .........................................    0.48     (1.04)
     Other expense ........................................   (1.77)     1.15
     Income taxes .........................................   (0.74)    (0.73)
                                                             ------    ------
Subtotal ..................................................   10.53      8.84
 Changes in weighted average common and contingently
    issuable common shares outstanding ....................    0.27      0.26
                                                             ------    ------
 Net income per fully diluted common share ................  $10.80    $ 9.10
                                                             ======    ======

     Other selected ratios of FSCM are presented in the following table for the fiscal years ended March 31, 1996, 1995 and 1994:

                               PERFORMANCE RATIOS

                                                   Fiscal Year Ended March 31,
                                                   ---------------------------
                                                      1996    1995     1994
                                                     ------  ------   ------

Return on average assets........................      0.99%   0.99%    0.83%
Return on average common equity.................     17.49   17.24    13.79
Dividend payout ratio...........................     10.43   10.70    15.09

     The dividend payout ratio, which divides dividends paid per common share by the primary earnings per common share before dilution, indicates on a per share basis the percentage of common shareholder investment returned to the shareholder as opposed to reinvested into the business. A more comprehensive discussion of changes in the asset and liability structure and earning performance which contributed to the changes in the aforementioned ratios can be found in the following discussion under the related sections.

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------


Income Statement

Overview

     The following table identifies the changes in income by major categories between fiscal 1996 and 1995 and between fiscal 1995 and 1994:

                                           Fiscal Years        Fiscal Years
                                               Ended              Ended
                                          March 31, 1996 vs.  March 31, 1995 vs.
      (Dollars in Thousands)                March 31, 1995     March 31, 1994
      ----------------------              -----------------   ------------------

Increase in interest income .............       $ 5,700             $ 2,547
Increase in interest expense ............        (5,126)             (1,065)
                                                -------             -------
Increase in net interest margin .........           574               1,482
(Increase) decrease in provision for
   possible loan and lease losses .......           605                (540)
Increase (decrease) in other income .....           166                (366)
(Increase) decrease in other expense ....          (608)                408
Increase in income taxes ................          (252)               (249)
                                                -------             -------
Increase in net income ..................       $   485             $   735
                                                =======             =======

     The efficiency ratio, which divides total other expense by the sum of net interest income and other income, equaled 59.33%, 58.30% and 64.96%, for the respective fiscal years. A lower ratio generally reflects a better control of operating expenses and therefore is more favorable. FSCM's Peer Group efficiency ratio equaled 64.79%.

Net Interest Income

     Interest income increased to $30,271,000 for the fiscal year ended March 31, 1996 from $24,571,000 for the comparable period in fiscal 1995. The $5,700,000 increase resulted from increases in both average balance and yield of interest-earning assets. The average balance rose to $335,323,000 for fiscal 1996 from $290,474,000 during the previous fiscal year and was primarily distributed in loans. The yield on interest-earnings assets rose 57 basis points to 9.03% from 8.46% for the respective fiscal years ended March 31, 1996 and 1995. Correspondingly, interest expense increased to $15,833,000 from $10,707,000 in fiscal 1996 and 1995, respectively. Again, the $5,126,000 increase was the result of increases in both the average interest-bearing liabilities outstanding and the cost on such liabilities. The average balance of interest-bearing liabilities increased to $301,043,000 from $259,964,000 for the fiscal years ended March 31, 1996 and 1995, respectively, and was primarily comprised of increases in time deposits and securities sold under agreements to repurchase. The cost of interest-bearing liabilities rose 114 basis points to 5.26% from 4.12% for the respective periods. The spread between the yield on interest-earning assets and cost of interest-bearing liabilities decreased 57 basis points to 3.77% from 4.34% for the fiscal years ended March 31, 1996 and 1995, respectively. Correspondingly, the net interest margin, a ratio of net interest income to interest-earning assets, also decreased to 4.31% from 4.77% for the respective fiscal years. Combined, the $2,060,000 positive impact on net interest income due to increases in average balances was partially offset by the $1,486,000 negative net impact due to the changes in average yields and rates. The net difference, $574,000, brought net interest income up to $14,438,000 from $13,864,000 for the fiscal years ended March 31, 1996 and 1995, respectively. For further discussion please refer to the Risk Management section later in this report.

     In comparison of fiscal 1995 to 1994, average interest-earning assets grew to $290,474,000 from $263,812,000 and interest-bearing liabilities grew to $259,964,000 from $235,265,000, respectively. Additionally, the yield on interest-earning assets rose 11 basis points to 8.46% from 8.35%; however, the cost of interest-bearing liabilities increased only two basis points to 4.12% from 4.10% for the respective fiscal years. The resulting net interest spread, therefore, increased to 4.34% from 4.25%, respectively and the net interest margin increased to 4.77% from 4.69%.

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------

     The following tables present three years of comparative information of average balances, average interest rates, related interest amounts and the interest variance analysis of rate and balance differences between the periods.

                   AVERAGE BALANCE AND INTEREST RATE ANALYSIS

      (Dollars in Thousands)                  March 31, 1996                 March 31, 1995             March 31, 1994
      -------------------------------   ---------------------------- ----------------------------  ---------------------------
                                        Average              Average  Average             Average  Average             Average
                                        Balance    Interest    Rate   Balance    Interest   Rate   Balance    Interest   Rate
                                        --------------------------------------------------------------------------------------
      Interest-bearing  deposits with
         other financial institutions   $    715   $     39    5.45%  $    319   $     15   4.70%  $  1,437   $    58    4.04%
      Investment securities               86,602      5,003    5.78     77,379      3,930   5.08     73,595     3,507    4.77
      Federal funds sold                  17,360      1,021    5.88     22,082      1,050   4.76     16,850       513    3.04
      Loans and leases, net1             230,646     24,208   10.50    190,694     19,576  10.27    171,930    17,946   10.44
                                        -------------------------------------------------------------------------------------
      Total interest-earning assets      335,323     30,271    9.03    290,474     24,571   8.46    263,812    22,024    8.35
                                                  ---------                      --------                    --------
      Cash and due from banks             11,618                        10,243                       10,004
      Property and equipment               4,787                         3,626                        3,766
      Other assets                         7,477                         6,670                        4,815
                                        --------                      --------                     --------
       Total assets                     $359,205                      $311,013                     $282,397
                                        ========                      ========                     ========

               LIABILITIES AND
            STOCKHOLDERS' EQUITY

      Savings deposits                  $ 74,394     1,834     2.47   $ 90,941      2,359   2.59   $115,033    3,619     3.15
      Time deposits                      176,038    11,030     6.27    136,841      6,670   4.87     91,969    4,777     5.19
      Federal funds purchased               169         10     5.92         16          1   6.25          9       --       --
      Securities sold under
         agreements to repurchase        43,120      2,375     5.51     25,034      1,118   4.47     21,071      725     3.44
      Other short-term borrowings         1,239         70     5.65        882         42   4.76        933       27     2.89
      Notes payable                       4,833        411     8.50      5,000        425   8.50      5,000      425     8.50
      Mandatory convertible debenture     1,250        103     8.24      1,250         92   7.36      1,250       69     5.52
                                       --------------------------------------------------------------------------------------
         Total interest-bearing
            liabilities                 301,043     15,833     5.26    259,964     10,707   4.12    235,265    9,642     4.10
                                                  --------                        -------                    -------
      Non-interest-bearing deposits      29,676                         26,316                       24,123
      Other liabilities                   5,070                          3,862                        3,808
                                       --------                       --------                     --------
         Total liabilities              335,789                        290,142                      263,196
      Stockholders' equity               23,416                         20,871                       19,201
                                       --------                       --------                     --------
        Total liabilities and
            stockholders' equity       $359,205                       $311,013                     $282,397
                                       ========                       ========                     ========
      Net interest income                         $ 14,438                       $ 13,864                    $12,382
                                                  ========                       ========                    =======
      Net interest margin (net
         interest income divided
             by average total interest-
             earning assets) .....                          4.31%                          4.77%                         4.69%
                                                            =====                          =====                         =====

1  Nonaccruing loans and leases were included in the average balance.

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------

                           INTEREST VARIANCE ANALYSIS

                                                                      Fiscal Years                           Fiscal Years
                                                                 Ended March 31, 1996                   Ended March 31, 1995
                                                                  vs. March 31, 1995                     vs. March 31, 1994
                                                           ---------------------------------      ---------------------------------
                                                                  Increase (Decrease)                    Increase (Decrease)
                                                                  Due to Change In (1)                   Due to Change In (1)
                                                           ---------------------------------      ---------------------------------
                                                           Average      Average      Total        Average      Average      Total
                                                           Balance        Rate       Change       Balance        Rate       Change
                                                           -------      -------      -------      -------      -------      -------
Interest income:
   Interest-bearing deposits with other
      financial institutions .........................     $    19      $     5      $    24      $   (45)     $     2      $   (43)
   Investment securities .............................         468          605        1,073          180          243          423
   Federal funds sold ................................        (225)         196          (29)         159          378          537
   Loans and leases ..................................       4,101          531        4,632        1,959         (329)       1,630
                                                           -------      -------      -------      -------      -------      -------
      Total interest income ..........................       4,363        1,337        5,700        2,253          294        2,547
                                                           -------      -------      -------      -------      -------      -------
Interest expense:
   Savings deposits ..................................        (429)         (96)        (525)        (758)        (502)      (1,260)
   Time deposits .....................................       1,911        2,449        4,360        2,331         (438)       1,893
   Securities sold under agreements
      to repurchase ..................................         808          449        1,257          136          257          393
   Short-term borrowings .............................          17           11           28           (1)          16           15
   Federal funds purchased ...........................          10           (1)           9         --              1            1
   Notes payable .....................................         (14)        --            (14)        --           --           --
   Mandatory convertible debentures ..................        --             11           11         --             23           23
                                                           -------      -------      -------      -------      -------      -------
      Total interest expense .........................       2,303        2,823        5,126        1,708         (643)       1,065
                                                           -------      -------      -------      -------      -------      -------
Change in net interest income ........................     $ 2,060      $(1,486)     $   574      $   545      $   937      $ 1,482
                                                           =======      =======      =======      =======      =======      =======

1 The change in interest due to the volume and rate has been allocated to the change in average rate. Nonaccruing loans and leases are included in the average balance. Loan and lease fees of $1,393, $1,330, and $1,013 for the fiscal years ended March 31, 1996, 1995, and 1994, respectively, are included in interest income on loans and leases.

Provision for Possible Loan and Lease Losses

     The amounts of the provisions for possible loan and lease losses were $1,905,000, $2,510,000 and $1,970,000 for the fiscal years ended March 31, 1996,
1995 and 1994, respectively. The amount of the provision is based on management's continuous assessment of the adequacy of the allowance for possible loan and lease losses in relation to nonperforming and total loans and leases outstanding. The provision, stated as a percentage of average assets, equaled 0.53%, 0.81% and 0.70% for the respective fiscal years as compared to FSCM's Peer Group of 0.17%. FSCM's Peer Group is defined as bank holding companies with consolidated assets between $300 million and $500 million. The Peer Group numbers presented here and throughout the report for comparisons are as of December 31, 1995--the most recent date available. For further information, please refer to the Loans and Direct Financing Leases section included later in this discussion.

Other Income

     Total other income equaled $3,315,000, $3,149,000 and $3,515,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. Stated as a percentage of average assets, other income was 0.92%, 1.01% and 1.24% for the respective years. FSCM's comparative Peer Group ratio was 0.97%.

     Trust fees totaled $322,000, $361,000 and $304,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. Two trust officer positions were vacated during fiscal 1996 and the department underwent restructuring. Trust fees decreased as a result of the reduced generation of new business. Subsequent to fiscal 1996 year-end, an officer was employed. Management anticipates that such changes made in the department structure will result in trust business growth.

     In October 1995, $7.2 million of securities held available-for-sale were sold, resulting in the recognition of an $11,000 gain. Said transaction resulted from a minor adjustment in portfolio structure made by management.

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------


     TRIB generates, and sells to investors, residential mortgage loans on which the servicing rights have been retained. These investors include Freddie Mac, Fannie Mae and the Illinois Housing Development Authority ("IHDA"). Loan servicing fees generated from loans sold totaled $680,000, $677,000 and $618,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. The outstanding balances of the serviced loans as of March 31, 1996, 1995 and 1994 were $165,003,000, $155,657,000 and $163,212,000, respectively.

     Service charges on deposit accounts increased $66,000 to $1,065,000 for the fiscal year ended March 31, 1996 from $999,000 in fiscal 1995 and $744,000 in fiscal 1994. The growth between fiscal years primarily resulted from increases in service charges associated with business depository accounts and with overdrawn accounts. Said increases reflect the general growth in both personal and business deposit accounts and to a lesser extent the June 1994 increase in the overdraft assessment.

     Insurance commissions represent the fee income TRIB receives for the sale of credit life and accident and health insurance on consumer loans. The amount of income varies proportionally to the amount of new loan volume and penetration of insurance coverage. Insurance commissions for the fiscal years ended March 31, 1996, 1995 and 1994 totaled $294,000, $323,000 and $503,000, respectively. A portion of the decrease between fiscal 1995 and 1994 reflected the maintenance of higher reserve levels based on insurance rebate experience. Management anticipates fiscal 1997's income to be comparable to that of fiscal 1996.

     Other miscellaneous income totaled $581,000, $657,000 and $408,000 for the respective fiscal years. Primary components of the category include fee income associated with merchant credit card processing which totaled $212,000, $213,000 and $179,000 for the respective fiscal years and income generated from increases on two key man life insurance policies surrender values which totaled $188,000, $167,000 and $32,000. Additionally, in fiscal 1995, a $100,000 one- time gain was recognized from the sale of equipment previously leased by TRIB to a third party.

Other Expenses

     Total other expense equaled $10,527,000, $9,919,000 and $10,327,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. In March 1995, the Board of Directors entered into an agreement with a national consulting firm to perform a limited scope review of selected department's operational functions and system structure. Fiscal 1996 other operating expense included $78,000 of the $110,000 total paid for the review. FSCM has implemented approximately half of the recommendations, and anticipates further progress during fiscal 1997. The $281,000 annualized estimated before tax benefit resulting from the implemented recommendations was distributed between: revenue enhancements - $11,000, labor efficiencies - $181,000 and expense reductions - $89,000. Approximately $100,000 of the labor savings was offset to staff the Bettendorf, Iowa office; therefore, although an actual reduction was not realized by this redistribution, labor costs did not increase with the office expansion to the extent they would have otherwise.

     Salaries and employee benefits, which comprised over 50% of total other expense, totaled $5,904,000, $5,272,000 and $5,386,000 for the respective fiscal years. Stated as a percentage of average assets, personnel expense for the respective fiscal years equaled 1.64%, 1.70% and 1.91%. FSCM's Peer Group ratio was 1.72%. The number of full-time equivalent employees as of March 31, 1996, 1995 and 1994 were 175, 163 and 155, respectively.

     Net occupancy expense increased to $801,000 from $754,000 and $538,000 for the respective fiscal years. Contributing to the increase between fiscal 1996 and 1995 was the $42,000 of additional depreciation expense associated with the Bettendorf office which opened on November 1, 1995. The majority of the increase in expense between fiscal 1995 and 1994 was associated with branch expansions in Rock Island and East Moline, Illinois which included a $71,000 one-time charge related to the remaining book value of an office that was torn down and the rental of trailers for temporary branch offices. For further information please refer to the Premises, Furniture and Equipment section of this discussion.

     Insurance expense totaled $281,000, $713,000 and $659,000 for the respective fiscal years. As of the end of May 1995, the FDIC determined that the Bank Insurance Fund was fully recapitalized, meeting the mandated level of $1.25 per $100 of deposits. The Federal Deposit Insurance Corporation reduced the premium rate on insurance assessments, retroactive to June 1995, from twenty-three cents to four cents per one hundred dollars of deposits. Further, commencing January 1996, the assessment factor was reduced to the minimum of $2,000 per year. The FDIC insurance premiums comprised $157,000, $560,000 and $497,000 of the total insurance expense for the respective years.

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------

     The increase in equipment expense to $947,000 from $651,000 and $633,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively, resulted primarily from increased depreciation expense which equaled $611,000, $385,000 and $368,000, respectively. Approximately $1.5 million was invested in fiscal 1996 to equip and furnish the new offices and to acquire and upgrade information delivery systems. Please also refer to the Premises, Furniture and Equipment section.

     Data processing expense totaled $569,000, $551,000 and $541,000 for the respective years, which represented a 2.6% average annual increase. Although the number of accounts supported by the data service provider has grown, the relatively stable expense in this area primarily reflected the benefit negotiated when the data servicing contract was renewed in fiscal 1995 which established a minimum base level number of accounts that had not been exceeded. Management anticipates that in fiscal 1997, data processing expense will increase due to exceeding the established minimum.

     Management's commitment to advertising and business promotion has remained stable, equaling $400,000, $420,000 and $448,000 for the respective years. It is anticipated that advertising and business promotion expense in fiscal 1997 will, at a minimum, be comparable to fiscal 1996's expense level.

     Other operating expense totaled $1,625,000, $1,558,000 and $2,122,000 for the respective fiscal years. Significant changes between fiscal 1996 and 1995 include $67,000 in dealer expense associated with the indirect consumer loan department which was started in fiscal 1996 and an increase of $49,000 in professional fees which primarily resulted from the aforementioned efficiency study. The relatively high fiscal 1994 other expense included $250,000 of amortization cost associated with a three-year non-compete covenant and a $250,000 one-time charge paid to a secondary market residential real estate loan investor.

Income Taxes

     Income taxes totaled $1,768,000, $1,516,000 and $1,267,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. These tax levels equate to effective tax rates of 33.2%, 33.1% and 35.2% for the respective fiscal years. Included in taxes were amounts associated with various state taxing authorities which totaled $23,000, $3,000 and $13,000, respectively. Management recognizes that the exposure to state taxes probably will increase due to TRIB's November 1995 relocation into Iowa.

Risk Management

     Risk management encompasses many different types of risk, including credit risk, liquidity risk and interest rate risk. Regulatory agencies have modified their examination procedures to rate the exposure of financial institutions to risk by the various types of risk and the direction of change in the risk as well as management's ability to monitor and control each type of risk.

     Management's control of credit risk is discussed under the Loans and Direct Financing Leases section of this report and a table of asset quality is included for review and comparison.

     Liquidity measures the ability to meet all present and future financial obligations in a timely manner. FSCM's (parent company only) sources of liquidity have historically been provided by cash distributions from TRIB, the proceeds from long-term and short-term debt issuances, and the liquidation of assets. On a consolidated basis, additional sources of liquidity include:
federal funds sold, retail deposits generated by the branch office network, correspondent bank credit lines (including secured borrowings from the Federal Home Loan Bank) and non-pledged investment securities. The sale of loans also provides a source of liquidity. The amount of short-term assets, which are generally considered liquid assets and earn a lower rate of interest than other investment options, must be carefully monitored in terms of the overall funding strategy to maintain an acceptable interest rate margin. FSCM's consolidated statements of cash flows for the years ended March 31, 1996, 1995 and 1994 indicate that operating and financing activities are net sources of liquidity and that investing activities use liquidity.

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------

     Computer simulation modeling is used as TRIB's primary method of quantifying and evaluating interest rate risk. FSCM manages its asset and liability positions with the objective of minimizing the impact market interest rate volatility has on net interest income. The asset/liability committee meets every two weeks to review various reports pertaining to asset/liability management including liquidity reports, historic yield and rate analysis, dynamic and static gap reports, dynamic and static interest rate shock reports, market advertisements and competitive market interest rates. Interest rate shock refers to the impact on interest sensitive assets and liabilities that a 200 basis point interest rate change would have measured by the variance in net interest income over a one-year time horizon based on actual and projected account balances and maturities. The interest rate shock reports are also used in budgeting and product development to quantify the impact on net interest income of various interest rate and balances assumptions.

     The decrease between fiscal 1996 and 1995 in the net interest margin, which equaled 4.31% and 4.77% for the respective fiscal years, resulted from a deposit campaign introduced at the end of fiscal 1995 which generated $33 million in relatively high cost time deposits. Subsequent to the campaign, the interest rate environment reversed. The national average prime rate which increased 50 basis points on February 1, 1995 to 9.00% decreased by 25 basis point three times during fiscal 1996, the last on February 1, 1996 when the prime rate was adjusted to 8.25%. Although the net interest margin has shown improvement since the aforementioned deposit campaign, further improvement should occur during fiscal 1997 when approximately $33 million in deposits are repriced to current market rates.

     Gap refers to the difference between the amount of interest rate sensitive assets in a particular time period less the amount of comparable interest rate sensitive liabilities. The following table presents FSCM's interest rate
sensitivity  as  measured  by  a  gap  analysis.   The  negative  interest  rate
sensitivity gap position indicates that within each period, there are more interest sensitive liabilities repricing than there are interest sensitive assets. Theoretically, this position would result in the generation of more interest income in a declining interest rate environment; however, due to the underlying interest rate characteristics of the repricing instruments, TRIB's dynamic shock analysis indicated that a rising interest rate environment would have a positive impact on net interest income and that interest income would be slightly at risk in a falling interest rate environment (dollars in thousands):

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------

                      INTEREST RATE SENSITIVITY ANALAYSIS

                                                                After 6
                                                   After 3      Months       After 1
                                       Within      Months        But         Year But     After       Non-
      By Repricing Dates                Three        But        Within        Within      Five      Interest-
      As of March 31, 1996             Months      Within 6    One year        Five       Years      Bearing       Total
- --------------------------------------------------------------------------------------------------------------------------
Investment securities ............   $   5,604    $  13,812    $   7,079    $  55,600   $   8,328   $    --      $  90,423
Loans and leases .................      96,465       17,707       40,863       88,601      10,642       1,687      255,965
Other earning assets .............      11,910         --          4,851         --          --          --         16,761
Other assets .....................          82         --           --             29        --        23,707       23,818
                                     -------------------------------------------------------------------------------------
Total assets .....................     114,061       31,519       52,793      144,230      18,970      25,394      386,967
                                     -------------------------------------------------------------------------------------
Cumulative assets ................     114,061      145,580      198,373      342,603     361,573     386,967      386,967
                                     -------------------------------------------------------------------------------------
Liabilities and equity:
Savings deposits .................      74,872         --           --           --          --          --         74,872
Time deposits ....................      32,404       61,397       59,604       36,531         724        --        190,660
  Securities sold under agreements
      to repurchase and short-
      term borrowings ............      42,789        4,522        1,387        1,648        --          --         50,346
  Notes payable ..................        --           --            500        4,000        --          --          4,500
Mandatory convertible debentures .       1,250         --           --           --          --          --          1,250
Demand deposits ..................        --           --           --           --          --        36,286       36,286
Other liabilities ................        --           --           --           --          --         4,766        4,766
Stockholders' equity .............         500         --           --           --         6,020      17,767       24,287
                                     -------------------------------------------------------------------------------------
Total sources of funds ...........     151,815       65,919       61,491       42,179       6,744      58,819      386,967
                                     -------------------------------------------------------------------------------------
Cumulative sources of funds ......     151,815      217,734      279,225      321,404     328,148     386,967      386,967
                                     -------------------------------------------------------------------------------------
Interest rate sensitivity gap ....     (37,754)     (34,400)      (8,698)     102,051      12,226     (33,425)        --
Cumulative interest rate
      sensitivity gap ............     (37,754)     (72,154)     (80,852)      21,199      33,425        --           --

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------

Balance Sheet

Overview

     The following table compares the composition of the respective year-end balance sheets by analysis of major components as percentage of assets and selected Peer Group comparisons.

                                                    March 31,  March 31,  Peer
                                                      1996       1995     Group
                                                    ---------  ---------  ------
Assets:
    Interest-earning:
   Interest-bearing deposits with other
       financial institutions .....................       1.2%     0.1%     0.5%
   Investment securities ..........................      23.4     21.3     28.6
   Federal funds sold .............................       3.1      9.7      3.2
   Loans and leases, net ..........................      65.0     61.7     58.8
                                                        -----    -----    -----
Total interest-earning assets .....................      92.7     92.8     91.2
                                                        -----    -----    -----
Non-interest-earning:
   Cash and due from banks ........................       3.7      4.1      4.6
   Premises, furniture and equipment ..............       1.5      1.1      N/A
   Other assets ...................................       2.1      2.0      N/A
                                                        -----    -----    -----
Total non-interest-earning assets .................       7.3      7.2      8.8
                                                        -----    -----    -----
Total assets ......................................     100.0%   100.0%   100.0%
                                                        =====    =====    =====

    Liabilities:
Interest-bearing:
   Interest-bearing deposits ......................      68.6%    70.5%
   Repurchase agreements and short-term borrowings       13.0     10.0
   Notes payable ..................................       1.2      1.5
                                                        -----    -----
Total interest-bearing liabilities ................      82.8     82.0
                                                        -----    -----
Non-interest-bearing:
   Non-interest-bearing deposits ..................       9.4      9.9
   Other liabilities ..............................       1.2      1.2
                                                        -----    -----
Total non-interest-bearing liabilities ............      10.6     11.1
                                                        -----    -----
Total liabilities .................................      93.4%    93.1%
                                                        -----    -----

    MCDs1 and stockholders' equity:
     Interest-bearing:
   MCDs1 ..........................................       0.3      0.4
   Preferred Stock ................................       1.7      1.9
                                                        -----    -----
    Total interest-bearing capital ................       2.0      2.3
                                                        -----    -----
 Non-interest-bearing:
   Common stockholders' equity ....................       4.6      4.6
                                                        -----    -----
    Total MCDs and stockholders' equity ...........       6.6      6.9
                                                        -----    -----
    Total liabilities, MCDs and stockholders' equity    100.0%   100.0%
                                                        =====    =====

1  Mandatory convertible debentures ("MCDs").

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------

Investments

     Investments increased 25.9% to total $90.4 million as of March 31, 1996, up from $71.8 million at fiscal year-end 1995. The portfolio was predominantly composed of U.S. agency obligations, 86.5%, and U.S. Treasury notes, 9.0%. Further, of the total portfolio, 21.2% matures (or is scheduled to mature) within a one-year time frame and 63.7% is due between one year to five years from March 31, 1996. Management's relatively conservative investment profile has resulted in the weighted average yield on the portfolio averaging 5.78% for fiscal 1996 as opposed to FSCM's Peer Group yield of 6.45%.

     In December 1995 securities with an amortized cost of $35 million and an unrealized gain of $95 thousand were transferred from held-to-maturity to available-for-sale in accordance with a one-time reassessment of securities classification permitted under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such decision was based on management's desire to enhance the liquidity and flexibility of the investment portfolio with consideration also given to the amendment in regulatory capital ratios which excluded from the computation any unrealized gains or losses on available-for-sale investments.

     During fiscal 1996 management invested approximately $17.7 million in agency mortgage backed securities and $2.3 million in a bank-qualified local municipality obligation. These investments had average lives of approximately five years and were made to diversify the investment portfolio and improve yield.

     The investment portfolio as of fiscal year-end 1995 contained $46.0 million in structured notes comprised of U.S. Agency securities with step-up rate and callable provisions. During fiscal 1996, a majority of these issues were called and thereby provided liquidity. Additionally, due to the interest rate environment, management was able, for the most part, to reinvest the proceeds from the called securities at higher yields than what had been earned. As of fiscal year-end 1996, only $9.0 million remained outstanding in structured notes.

     The following tables include details of investment securities and the maturities, weighted average yields and carrying values of these securities as of the dates indicated:

                          INVESTMENT SECURITY ANALYSIS

                                                              March 31,
                                                     ---------------------------
      (Dollars in Thousands)                          1996      1995      1994
- --------------------------------------------------   -------   -------   -------
Held-to-maturity:
   U.S. Treasury .................................   $ 6,033   $ 7,106   $  --
   U.S. Government agencies ......................    18,980    63,040    60,971
   State and political subdivisions ..............     2,326      --        --
   Other .........................................     1,776     1,676       763
                                                     -------   -------   -------
   Total .........................................   $29,115   $71,822   $61,734
                                                     =======   =======   =======
Available-for-sale:
   U.S. Treasury .................................   $ 2,074   $  --     $10,078
   U.S. Government agencies ......................    42,041      --       8,000
   Mortgage-backed obligations of federal agencies    17,193      --        --
                                                     -------   -------   -------
   Total .........................................   $61,308   $  --     $18,078
                                                     =======   =======   =======

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------

                                                               March 31, 1996
                                ---------------------------------------------------------------------------------
                                                      After One But    After Five But
                                Within One Year     Within Five Years Within Ten Years   After Ten Years
                                ----------------    ----------------- ----------------   ---------------
      (Dollars in Thousands)     Amount    Yield    Amount    Yield   Amount   Yield     Amount   Yield    Total
      ----------------------    ---------------------------------------------------------------------------------
      U.S. Treasury .........   $ 6,033     6.38%   $ 2,074   5.93%   $    --     ---%   $   --     ---%  $ 8,107
      U.S. Government
         agencies ...........    10,971     4.50     46,049   5.88      4,001    5.73        --      --    61,021
      State and political
             subdivisions ...      --         --      2,326   4.07         --      --        --      --     2,326
          Mortgage-backed
             obligations of
             federal agencies     2,165     6.17      7,083   6.17      5,961    6.17     1,984    6.17    17,193
      Other investments .....        10     5.50         70   6.19        400    8.00     1,296    6.52     1,776
                                ---------------------------------------------------------------------------------
            Total ...........   $19,179     5.28%   $57,602   5.85%   $10,362    6.07%  $ 3,280    6.31%  $90,423
                                =================================================================================

     The weighted average yields are calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security.

Loans and Direct Financing Leases

     Although local competition for loan generation continues to intensify, TRIB, due to its strong commitment to provide quality service to all segments of its market area, was able to increase its loan penetration.

     The $43,889,000, or 20.69%, net growth in loans and direct financing leases between March 31, 1996 and 1995 was distributed throughout the loan portfolio with the exception of direct financing leases. The $11 million growth in commercial loans and the $11 million increase in commercial mortgage loans were not concentrated in any specific area but portray TRIB's overall commitment, as a community bank, to the continued expansion and development of the entire
Quad-Cities market. The $9 million growth experienced in the consumer loan portfolio was primarily attributed to TRIB's introduction of a indirect loan program. The $7 million increase in the construction loan portfolio resulted primarily from TRIB's commitment to provide innovative lending programs to those involved in both residential and commercial real estate expansion and development. The $6 million increase in one-to-four family residential mortgage loans primarily resulted from an in-house executive loan program and an increase in loans pending sale on the secondary market. The $1 million decrease between fiscal 1996 and 1995 in TRIB's direct financing lease portfolio resulted from scheduled repayments which outpaced production due to TRIB's emphasis on a higher quality market niche.

                          LOANS AND LEASES DISTRIBUTION

                                                  March 31,
                            ----------------------------------------------------
 (Dollars in Thousands)       1996       1995       1994       1993       1992
- -------------------------   ----------------------------------------------------

Commercial, financial and
   agricultural .........   $ 85,578   $ 74,234   $ 59,818   $ 48,145   $ 42,754
Direct financing leases .      5,719      6,863     16,218     21,827      3,712
Real estate:
   Residential mortgage .    64,2481    58,4861    46,7541    36,7451    25,5581
   Construction .........     21,823     14,553     11,747      8,489      6,149
   Commercial mortgage ..     62,746     51,529     40,116     37,360     37,578
Consumer ................    15,8512     6,4112     6,1922     6,0712     5,0682
                            --------   --------   --------   --------   --------
   Total loans and leases   $255,965   $212,076   $180,845   $158,637   $120,819
                            ========   ========   ========   ========   ========

1 Includes first mortgages pending conclusion of their sale to Freddie Mac, Fannie Mae and IHDA; home equity lines of credit; home improvement loans; and consumer loans for which junior liens were taken as primary and secondary sources of security.

2 Consumer loans, both direct and indirect, not secured by real estate mortgages.

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------

                       LOANS AND LEASES MATURITY ANALYSIS

                                                      March 31, 1996
                                         ---------------------------------------
                                                    After
                                                   One But
                                           One     Within     After
                                         Year or    Five       Five
    (Dollars in Thousands)                 Less    Years1     Years1    Total
- --------------------------------------   ---------------------------------------
Commercial, financial and agricultural   $ 71,355  $ 14,218   $     5   $ 85,578
Direct financing leases ..............      2,248     3,452        19      5,719
Real estate:
   Residential mortgage ..............     16,609    36,250    11,389     64,248
   Construction ......................     18,285     3,538      --       21,823
   Commercial mortgage ...............     32,777    29,955        14     62,746
Consumer .............................      1,303    12,069     2,479     15,851
                                         --------  --------   -------   --------
      Total loans and leases .........   $142,577  $ 99,482   $13,906   $255,965
                                         ========  ========   =======   ========

1    The   amount  of  loans  and   leases  due  after  one  year  which  had  a
     pre-determined interest rate was $109,300,000, and loans and leases which have floating or adjustable interest rates were $4,088,000.

     TRIB is an active originator of residential real estate mortgage loans sold on the secondary market with the servicing rights retained. For fiscal 1996 and 1995, TRIB serviced portfolios totaling $165.0 million and $155.7 million, respectively.

     TRIB's commercial and commercial real estate portfolios include loans to businesses involved in a wide spectrum of activities with a preponderance in the manufacturing, wholesale, retail, transportation, and hotel industries. Total loans to any particular group of customers engaged in similar activities and having similar economic characteristics did not exceed 10% of total loans and leases as of March 31, 1996, which is in compliance with defined parameters for concentrations of credit as established in TRIB's loan policy. As a result of a majority of loans made within TRIB's market area, the loan portfolio has risk due to the geographic concentration of loan distribution.

     Under section 4(c)(8) of the Bank Holding Company Act of 1956, on March 14, 1996, FSCM was granted authority to participate in the non-banking activity of making and servicing loans pursuant to Section 225.25(b)(1) of Regulation Y. Management does not intend to actively generate loans but to use such authority to primarily supplement TRIB's lending capabilities.

     The Board of Directors of FSCM and TRIB continue to concentrate efforts and resources to maintain satisfactory asset quality. In fiscal 1996, FSCM's internal credit administration department performed continuous loan review functions with in-depth financial analysis performed on specific larger, more complex credit facilities. This department monitors documentation, collateral, compliance with established loan and lease policies, and the internal loan and lease watch list. With the assistance of FSCM's credit administration department, TRIB's loan committee has been able to identify, evaluate, and initiate corrective action for marginal loans in order to maintain satisfactory asset quality. The credit administration department also provides input into the methodology for maintaining an adequate allowance for possible loan and lease losses. Combined, these components have been integral elements of FSCM's and TRIB's loan and lease monitoring system that have resulted to date in satisfactory loan and lease portfolio performance. Despite these critical systems and controls, management continues to cautiously assess the risks associated with the potential future impact of adverse changes in the overall economic climate and more stringent regulatory standards and requirements.

     Generally, interest on loans is accrued and credited to income based on the outstanding principal balance. It is TRIB's policy to discontinue the accrual of interest income on any loan when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest and principal or to comply with regulatory requirements. Nonaccrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of principal and interest and only after all accrued and unpaid interest has been brought current. The following table reflects TRIB's nonperforming assets as of the dates indicated.

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------

                                  ASSET QUALITY

                                                                                              March 31,
                                                                 -------------------------------------------------------------------
      (Dollars in Thousands)                                      1996           1995           1994           1993           1992
      --------------------------------------------               -------------------------------------------------------------------
Nonperforming loans and leases:
Nonaccrual loans and leases:
   Commercial, financial and agricultural ...............        $  339         $1,076         $  147         $  956         $1,515
   Direct financing leases ..............................            28             96            405            236           --
   Real estate:
      Residential mortgage ..............................           388            419            258            107            258
      Construction ......................................            51           --             --             --             --
      Commercial mortgage ...............................           427          1,020            848            658            580
   Consumer .............................................            45             31             36             12            102
                                                                 ------         ------         ------         ------         ------
         Total nonaccrual loans and leases ..............         1,278          2,642          1,694          1,969          2,455
Accruing loans and leases 90 days
   or more past due .....................................           189            323            748             58            452
                                                                 ------         ------         ------         ------         ------
         Total nonperforming loans
            and leases ..................................         1,467          2,965          2,442          2,027          2,907
Other real estate owned .................................           457            378            341            322            416
                                                                 ------         ------         ------         ------         ------
         Total nonperforming assets .....................        $1,924         $3,343         $2,783         $2,349         $3,323
                                                                 ======         ======         ======         ======         ======
Allowance for possible loan and
   lease losses .........................................        $4,463         $3,832         $3,744         $3,639         $2,759
                                                                 ======         ======         ======         ======         ======
Allowance as a percentage of
   nonperforming loans and leases .......................        304.23%        129.24%        153.32%        179.53%         94.91%
Allowance as a percentage of
   total loans and leases ...............................          1.74           1.81           2.07           2.29           2.28
Nonperforming loans, leases and other
   real estate owned as a percentage of
   total loans, leases and other real
   estate owned .........................................          0.75           1.57           1.54           1.48           2.74
Nonperforming loans and leases as a
   percentage of total loans and leases .................          0.57           1.40           1.35           1.28           2.41

The $1.4 million decline in nonaccrual loans and leases between fiscal year-ends 1996 and 1995 was primarily attributable to transactions in the commercial and commercial mortgage loan portfolios. The commercial loan portfolio reflected a $737 thousand decrease in nonaccrual loans during fiscal 1996 resulting from the collection of three large accounts aggregating approximately $498 thousand and the elimination through charges to the allowance for loan and lease losses of approximately $251 thousand related to loans to three former customers. The commercial mortgage loan portfolio experienced a $593 thousand decline in nonaccrual loans from fiscal 1995 to 1996 which was the result of four customers that encountered severe financial difficulties which forced TRIB to initiate foreclosure on the real estate collateral. During one of these foreclosures, the property was sold and the loan paid prior to TRIB obtaining title. During two of the foreclosures, TRIB obtained title and disposed of the real property during the year. In the fourth instance, TRIB continues to reflect the carrying value of the property in other real estate owned as of March 31, 1996. However, the balance in the other real estate owned account increased only $79 thousand between fiscal 1996 and 1995 despite sizable transactions which occurred during the year. Additionally, $397 thousand of the $427 thousand balance in nonaccrual commercial mortgages related to one customer whose financial status deteriorated during fiscal 1996 to such an extent as to warrant placing in nonaccrual status. The $134 thousand decrease in accruing loans and leases 90 days and more past due as of March 31, 1996 as compared to March 31, 1995 reflected one commercial loan that was placed on nonaccrual during fiscal 1996 but had been charged-off prior to March 31, 1996. FSCM's Peer Group's ratios of nonperforming loans and leases to total loans and leases and the allowance to total loans and leases were 0.93% and 1.50%, respectively. The $1.5 million overall decline in the total of nonperforming loans and leases decreased the ratio of nonperforming loans and leases to total loans and leases dramatically to 0.57% as of fiscal year-end 1996 from 1.40% as of fiscal year-end 1995. The allowance for possible loan and lease losses was increased to provide for potential future unknown losses; however, the growth in the total loans and leases outstanding outpaced the increases in the allowance for possible loan and lease losses, thereby resulting in a seven basis point decline in the comparative ratio between these components to 1.74% from 1.81% for fiscal year-ends 1996 and 1995, respectively.

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------

     Management has strove to maintain the allowance for possible loan and lease losses at a conservative level to provide for the known and inherent risks in the loan and lease portfolios. The allowance is based on a continuous review of previous loan and lease loss experience, current economic conditions and the underlying collateral value pledged to support the loans and leases. In this regard, in the opinion of management, TRIB's allowance for loan and lease losses is maintained at a satisfactory level. Loans and leases which are deemed uncollectible are charged-off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance. The $631 thousand increase in the allowance for possible loan and lease losses between fiscal year-ends 1996 and 1995 resulted from reduced net charge-offs and was reflected in the increase in the unallocated reserve. Please refer to the table on the following page. The following is a summary of activity affecting the allowance for the periods indicated.

          ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

                                                                                     Years Ended March 31,
                                                              ----------------------------------------------------------------------
      (Dollars in Thousands)                                   1996           1995            1994            1993            1992
- -----------------------------------------------------         ----------------------------------------------------------------------
Balance at beginning of period ......................         $3,832         $3,744          $3,639          $2,759          $2,335
Charge-offs:
   Commercial, financial and
      agricultural ..................................            436          3,168              70             651             575
   Direct financing leases ..........................            129            201           2,345             127            --
   Real estate:
      Residential mortgage ..........................            420            258              94             119               9
      Construction ..................................           --               47            --              --              --
      Commercial mortgage ...........................            882            638               4             653             131
   Consumer .........................................            118             86              24              10              20
                                                              ------         ------          ------          ------          ------
      Total .........................................          1,985          4,398           2,537           1,560             735
                                                              ------         ------          ------          ------          ------
Recoveries:
   Commercial, financial and
      agricultural ..................................            361            109             118             164             240
   Direct financing leases ..........................            173          1,634             406              26            --
   Real estate:
      Residential mortgage ..........................            105            113              36              32               8
      Construction ..................................           --               47            --              --              --
      Commercial mortgage ...........................             28             48             108              16               5
   Consumer .........................................             44             25               4              22              14
                                                              ------         ------          ------          ------          ------
         Total ......................................            711          1,976             672             260             267
                                                              ------         ------          ------          ------          ------
Net charge-offs .....................................          1,274          2,422           1,865           1,300             468
Provision for possible loan and
   lease losses .....................................          1,905          2,510           1,970           2,180             892
                                                              ------         ------          ------          ------          ------
Balance at end of period ............................         $4,463         $3,832          $3,744          $3,639          $2,759
                                                              ======         ======          ======          ======          ======
Ratio of net charge-offs during the
   year to average loans and leases
   outstanding during the year ......................          0,55%           1.27%           1.08%           0.92%           0.43%
                                                              ======         ======          ======          ======          ======

     Commercial loan charge-offs taken during fiscal 1996 included $375 thousand resulting from management's' analysis of the substantial decline in the financial condition of four customers whose loans had been on nonaccrual status and whose businesses experienced rapid deterioration. Fiscal 1996 commercial mortgage loan charge-offs included $566 thousand related to two long-standing problem credits and $294 thousand related to two customers whose businesses failed. In both of these instances management chose an assertive course of action and realigned the carrying value with liquidation-based appraised values. Collection of all these amounts are being pursued to the fullest degree possible and management anticipates substantial recoveries.

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------

     As previously discussed, based on internal procedures, any known troubled credit as of March 31, 1996 had been specifically identified, regardless of whether past due 90 days or more, or in nonaccrual status. Additionally, an overall loan and lease portfolio analysis was performed based on historic loss performance, local economic conditions and collateral value pledged to support advances. As a result of these evaluations, the following allocation of the allowance for possible loan and lease losses was made as of the dates indicated (dollars in thousands):

         ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

                               March 31, 1996       March 31, 1995      March 31, 1994      March 31, 1993     March 31, 1992
                            -------------------------------------------------------------------------------------------------
                                           % of               % of                % of               % of                % of
                                          Loans              Loans               Loans              Loans               Loans
                                            and                and                 and                and                 and
                                         Leases             Leases              Leases             Leases              Leases
                                       to Total           to Total            to Total           to Total            to Total
                                          Loans              Loans               Loans              Loans               Loans
      Balance at end of period              and                and                 and                and                 and
      applicable to:            Amount   Leases    Amount   Leases     Amount   Leases    Amount   Leases    Amount    Leases
      ----------------------    ------   ------    ------   ------     ------   ------    ------   ------    ------    ------
      Commercial,
         financial and
         agricultural.......    $1,720    33.4%    $1,533     35.0%    $1,443     33.1%   $1,875   30.3%     $1,704     35.4%
      Direct financing
         leases.............       115     2.3        126      3.2        641      9.0       393   13.8         111      3.1
      Real estate:
         Residential
            mortgage........       499    25.1        425     27.6        117     25.9       106   23.2          73     21.1
         Construction.......       238     8.5        164      6.9         26      6.5        25    5.4          85      5.1
         Commercial
            mortgage........       794    24.5      1,342     24.3      1,118     22.1     1,029   23.5         637     31.1
      Consumer..............       359     6.2         71      3.0        293      3.4       211    3.8         149      4.2
      Unallocated...........       738     N/A        171      N/A        106      N/A       ---    N/A         ---      N/A
                                ------   -----     ------    -----     ------    -----    ------  -----      ------    -----
      Total.................    $4,463   100.0%    $3,832    100.0%    $3,744    100.0%   $3,639  100.0%     $2,759    100.0%
                                ======   =====     ======    =====     ======    =====    ======  =====      ======    =====

Premises, Furniture and Equipment

     Premises, furniture and equipment (fixed assets) totaled $6.0 million and $3.6 million as of March 31, 1996 and 1995. The 66.7% increase was comprised of $3.4 million in additional fixed asset investments net of $1.0 million in depreciation expense.

     In September 1995, in conjunction with changing to a National Association, TRIB purchased an office location in Bettendorf, Iowa for $709 thousand. The purchase consisted of land, building and miscellaneous equipment. An additional $148 thousand was invested to remodel and $340 thousand to furnish and equip the office which opened for business November 1, 1995.

     Construction of an enlarged branch office, encompassing two adjoining residential properties TRIB acquired in fiscal 1994, at the 18th Avenue ("Hilltop") location in Rock Island, Illinois, was completed and operations were transferred from the temporary office to the new facility on November 29, 1995. Approximately $1 million was invested in the construction project and an additional $436 thousand was invested to furnish and equip the office.

     A new computer support system for item processing was installed during the fourth quarter of fiscal 1996 replacing 14-year old equipment. Also purchased was new laser-printing equipment to enhance the appearance and readability of the report output, including customer statements. The platform system supporting teller operations was updated to provide increased capabilities and enhance the work flow. TRIB's existing local area network ("LAN"), which links the personal computer workstations and provides access to TRIB's mainframe system, was supplemented with branch office LAN installations and interconnected into the primary system by means of a wide area network ("WAN").

     The office expansion into both East Moline and Bettendorf, and the construction of the enlarged Hilltop branch office in Rock Island, will provide better access to the retail markets and thereby enhance TRIB's overall market presence. The installation of new equipment and technological upgrades will enhance productivity and customer convenience. Although the considerable fixed asset investments in fiscal 1996 will reduce the amount of interest-earning assets and increase operating expenses through additional facility expense allocations, it is anticipated that the reinvestment of the additional funds garnered through the expanded office sites will gradually offset the short-term negative impact on earnings.

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------


     TRIB's 42nd Avenue, East Moline branch commenced operations in February 1995 out of a temporary office established at the location. Construction of a permanent office at the site, which was acquired in fiscal 1994, has been temporarily deferred.

     In  fiscal  1995,   FSCM's  total   investment  in  fixed  assets  included
approximately $258 thousand for land purchases, $231 thousand for building improvements and $279 thousand for equipment and furniture acquisitions.

     It is anticipated that in fiscal 1997 fixed asset investments could include approximately $200 thousand in current premises investments and $800 thousand for updated computer technology.


     Deposits, Securities Sold Under Agreements to Repurchase, and Other Short-Term Borrowings

     Deposits, securities sold under agreements to repurchase ("repurchase agreements") and other short-term borrowings totaled $301.8 million, $48.8 million and $1.5 million, respectively, as of March 31, 1996. These balances compare to $271.6 million, $33.4 million and $0.3 million, respectively, as of the previous fiscal year end.

     The $30.2 million increase in deposits, or 11.12%, centered in time deposit products. This growth consisted primarily of local non-institutional funds generated by targeted marketing campaigns. The growth in repurchase agreements was divided amongst daily agreements primarily utilized by corporate customers for cash management, $4.4 million; customer term agreements, $4.6 million; and term agreements with the State of Illinois, $6.5 million. The short-term borrowings was totally comprised of treasury, tax and loan deposits at both fiscal year ends.

     TRIB does not actively seek or heavily rely on large deposit accounts over $100 thousand. As of fiscal year-end 1996 and 1995, these types of deposits comprised only 6.45% and 6.27%, respectively, of total assets as compared to the Peer Group ratio of 8.72%. Maturity distributions of time certificates of deposit in denominations of $100 thousand or more as of March 31, 1996 were as follows (dollars in thousands):

                         $100,000 AND MORE TIME DEPOSITS
                                                                       March 31,
      Time to Maturity                                                   1996
- -------------------------------------------------------------          ---------
3 months or less ............................................           $ 4,181
Over 3 months through 6 months ..............................             9,706
Over 6 months through 12 months .............................             6,359
Over 12 months ..............................................             4,703
                                                                        -------
Total .......................................................           $24,949
                                                                        =======

     Short-term borrowings include repurchase agreements and other short-term borrowing arrangements. The obligations to repurchase securities sold were reflected as a liability in the consolidated balance sheets; the investments securing the repurchase agreements remained classified as an asset under investments. Included in repurchase agreements as of fiscal year-end 1996 and 1995 were funds received from the State of Illinois totaling $18.5 million and $12.0 million, respectively. Other short-term borrowings generally include federal funds purchased, which are overnight transactions; interest-bearing notes due to the U.S. Treasury, which are generally called within several days; and any advance from the Federal Home Loan Bank ("FHLB"), which would be less than one year in term.

     During fiscal 1996, TRIB utilized its membership in the FHLB , which required a stock investment, to obtain a short-term fixed rate $1 million advance which expired prior to fiscal year-end. Borrowings from the FHLB are on a secured basis, collateralized by pledges of either the FHLB stock or the one-to-four family residential real estate first lien mortgage portfolio, or both. As of fiscal year-end 1996, approximately $37.7 million could have been obtained by means of FHLB advances.

     FSCM considers short-term borrowings a reliable funding alternative which were primarily comprised of managed corporate accounts and public funds. Balance and rate information is reflected in the following table:

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------

                              SHORT-TERM BORROWINGS

                                                 March 31,  March 31,  March 31,
      (Dollars in Thousands)                       1996       1995       1994
- -----------------------------------------------  ---------  ---------  ---------

Balance outstanding at fiscal year-end ........   $50,346    $33,737    $24,128
Maximum month-end balance .....................    62,128     38,143     27,024
Average balance for the year ..................    44,528     25,932     22,013
Weighted average interest rate for the year ...      5.51%      4.48%      3.42%
Weighted average interest rate at year-end ....      5.29       5.85       3.57

Notes Payable

     As of March 31, 1996, and 1995, FSCM had $4.5 million and $5 million, respectively, in outstanding Notes which were issued in December 1992. The Notes bear interest at an 8.50% per annum rate and are due December 1, 1999; however, a $500 thousand mandatory redemption payment must be made each consecutive year on the first day of December which commenced in 1995 until December 1, 1999, when the remaining $3 million is due. FSCM also has a $10 million unrestricted line of credit available from a correspondent bank, none of which was in use. Please refer to Footnote Eight of the Consolidated Financial Statements for information regarding covenants of the Notes and correspondent bank line.

Mandatory Convertible Debentures

     A total of $1,250,000 of mandatory convertible debentures ("MCDs") were issued in March and April 1989. The MCDs bear interest at a rate of 1/2% below the reference rate of a correspondent bank. The correspondent bank's reference rate was 8.25% at March 31, 1996; therefore, the MCDs interest rate equaled 7.75%. The interest is payable quarterly on March 31, June 30, September 30, and December 31. The MCDs are held by directors and a former director of FSCM and his wife. Subject to a ninety day notice and obtaining any regulatory approvals or legal opinions necessary, the MCDs are convertible at any time on or prior to March 31, 2001 at the option of the holders into a number of shares of FSCM's Common Stock determined by dividing the principal amount of the MCDs by a purchase price equal to $25 per share, as adjusted for any stock splits, stock dividends or other similar occurrences. The MCDs are subordinate to all senior indebtedness of FSCM, and $750,000 of the MCDs are subordinate to the 8.50% Notes.

Stockholders' Equity

     Consistent with strategic objectives and goals, FSCM maintains a strong capital base which provides a solid foundation for anticipated future asset growth and promotes depositor and investor confidence. Capital management is a continuous process to ensure that capital is provided for current needs and anticipated growth. FSCM's strong capital position has enabled it to profitably expand its asset and deposit bases while maintaining capital ratios at levels comparable to that of other quality banking organizations and in excess of regulatory standards.

     Stockholders' equity totaled $24.3 million and $22.0 million as of March 31, 1996 and 1995, respectively. Net income totaled $3.6 million in fiscal 1996 as opposed to $3.1 million in fiscal 1995, a 15.81% increase between years. In March 1996, FSCM sold 1,500 shares of Common Stock from Treasury Stock to the 401(k) defined contribution retirement plan sponsored by TRIB. The $67.50 sales price was based on an independent stock appraisal's average per share fair market value for transactions involving small stock block sizes. Dividends declared during fiscal 1996 totaled $308 thousand for Common Stock, $0.38 per share for the first two quarters and $0.50 per share for the last two quarters of fiscal 1996, and $598 thousand for Preferred Stock. Additionally, included in stockholders' equity was $422 thousand of net unrealized losses on available-for-sale securities, net of taxes. Combined, these components resulted in a net change in equity of $2.3 million, or 10.59%.

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------

     FSCM's capital position, as detailed in its capital ratios, exceeds the regulatory capital minimums established for well-capitalized financial institutions. The table below details the components and percentages of FSCM's regulatory risk weighted capital ratios as of the indicated dates.

                                 CAPITAL RATIOS

                                                                                Regulatory Requirements
                                                   March 31,     March 31,   ----------------------------
            (Dollars in Thousands)                    1996          1995     Minimum     Well Capitalized
- -------------------------------------------------  ---------     ---------   -------     ----------------

Stockholders' equity ............................   $  24,287     $  21,961
Preferred Stock limitation1 .....................        --            (706)
Unrealized loss on available-for-sale securities,
         net of taxes ...........................         422          --
Intangible assets ...............................        (140)         (193)
                                                    ---------     ---------
         Tier 1 capital .........................      24,569        21,062
Supplementary capital ...........................       7,387         8,794
                                                    ---------     ---------
         Total capital ..........................   $  31,956     $  29,856
                                                    =========     =========
Total adjusted average assets ...................   $ 359,486     $ 310,820
                                                    =========     =========
Risk weighted assets ............................   $ 273,981     $ 227,040
                                                    =========     =========
Tier 1 capital ..................................        8.97%         9.28%  4.00%         6.00%
Total capital ...................................       11.66         13.15   8.00         10.00
Leverage ratio ..................................        6.83          6.78   3.00          5.00

1 Cumulative Preferred Stock is limited to 25% of the total of Tier 1 capital; any excess qualifies as supplementary capital.

     The growth in capital has eliminated the Preferred Stock deduction from the Tier 1 capital components. Tier 1 capital and total Capital increased 16.65% and 7.03% between March 31, 1996 and 1995, respectively. Total adjusted average assets and risk weighted assets increased 15.66% and 20.68% for the respective fiscal year-ends. As a result of the growth in risk weighted assets, both the Tier 1 and total capital ratios decreased. However, due to the lower growth rate of adjusted average assets and the increase in allowable Preferred Stock in Tier 1 capital, the leverage ratio experienced a slight increase between years.

Future Outlook

     The banking industry has experienced major change over the past several years and will face significant challenges in the years to come. With the ease in interstate banking regulations, competition between local banks and large regional banks have intensified, resulting in a tightening of interest margins due to the economies of scale regional banks are able to employ. Competition for financial products has intensified as more funds have been diverted away from financial institutions and into money fund investments. Recently, the total investment in money funds reached a level that exceeded the total amount of deposits in banks. The ability of community banks to compete as equals with both regional banks and nonbank entities for financial products is essential. Local banks must focus on cost control and develop strong reputations for niche lending in their communities. Legislation must be proactive as not to restrict product development or create competitive disadvantages.

     Currently, due to banks having essentially prepaid the FDIC insurance premiums to fully finance the Bank Insurance Fund, banks pay a minimal insurance premium. However, the Savings Insurance Fund has not yet attained the Congressional mandated level; therefore, the savings and loan associations' premium rate has not been reduced. Much publicity has been associated with this dichotomy in premium rates. Should Congress pass legislation requiring Banks to aid in the "fix" of the Savings and Loan industry, earnings will be adversely impacted.

     The distribution and delivery of banking services has taken a significant step into the twenty-first century. Rather than the customer coming to the traditional bank offices, banks are now coming to the customers. The number of banking outlets in large retail stores are expanding at tremendous rates. Additionally, the advancement in computer technology and the explosion in the number of home personal computers has resulted in the advent of electronic home banking via the Internet.

     The banking environment is undergoing drastic change. In order to stay competitive and survive in the future, banks must be able to provide the same products and financial services as other bank and non-bank entities, adapt to the rapidly changing technology, and readily meet the customers' future demands.

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations (Continued)
- --------------------------------------------------------------------------------

Impact of Inflation and Changing Prices

     The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have more impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The liquidity and the maturity structure of FSCM's assets and liabilities are important to the maintenance of acceptable performance levels.

Impact of Recently Issued Statements of Financial Accounting Standards

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and No. 122, "Accounting for Mortgage Servicing Rights," both become effective for FSCM beginning after March 31, 1996. SFAS No. 121 generally requires an estimation of future cash flows to identify asset impairment and SFAS No. 122 attempts to standardize the accounting treatment of originated mortgage servicing rights to those purchased, if it is practicable to separately estimate the fair values of the loan and servicing rights. Management believes that adoption of these statements will not have a material effect on the financial statements.

Price Range of Common Stock

     The Common Stock of FSCM is not actively traded, and there is no active market in which shares of Common Stock are publicly traded. During the year ended March 31, 1996, the trustee for the 401(k) defined contribution retirement plan sponsored by TRIB contracted for an independent stock appraisal on transactions involving small FSCM Common Stock block sizes on behalf of the plan's participants. Based on the results of the appraisal, 1,500 shares of Common Stock were sold by FSCM from treasury to the 401(k) plan at a price of $67.50 per share in March 1996. Other private transactions, for which the sale price were not known or reasonably available, may have occurred during the year.

Factors That May Affect Future Results

     This Annual Report on Form10-K contains forward-looking information, and actual results may differ materially from such information. Factors that may cause actual results to differ materially from the forward-looking information contained herein include the policies of the Board of Governors of the Federal Reserve System regarding interest rates and other economic factors, the accuracy of management's estimates of the provisions for loan and lease losses, competition, regulatory changes and conditions, and general and regional economic conditions.

Item 8.  Financial Statements and Supplementary Data


                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                          Page

Independent Auditors' Reports.........................................

Consolidated Balance Sheets at March 31, 1996 and 1995 ...............

Consolidated Statements of Income for the Years
   Ended March 31, 1996, 1995 and 1994 ...............................

Consolidated Statements of Stockholders' Equity for the
  Years Ended March 31, 1996, 1995 and 1994...........................

Consolidated Statements of Cash Flows for the Years
  Ended March 31, 1996, 1995 and 1994 ................................

Notes to Consolidated Financial Statements............................

                             McGladrey & Pullen, LLP
                  Certified Public Accountants and Consultants


                          INDEPENDENT AUDITOR'S REPORT


To the  Board  of  Directors
Financial Services Corporation of the Midwest Rock Island, Illinois

We have audited the accompanying consolidated balance sheets of Financial Services Corporation of the Midwest and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Services Corporation of the Midwest and subsidiary as of March 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                    /s/ McGladrey & Pullen, LLP



Davenport, Iowa
April 26, 1996

                              Deloitte & Touche LLP
                  Certified Public Accountants and Consultants


INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Financial Services Corporation of the Midwest Rock Island, Illinois:

We have audited the consolidated statement if income, stockholders' equity and cash flows of Financial Services Corporation of the Midwest and subsidiaries for the year ended March 31, 1994 (not included separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, such consolidated financial statements of Financial Services Corporation of the Midwest and subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year
ended  March  31,  1994  in  conformity  with  generally   accepted   accounting
principles.


                                /s/ Deloitte & Touche LLP



Davenport, Iowa
June 23, 1994

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Consolidated Balance Sheets
March 31, 1996 and 1995
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                           1996              1995
                                                                                                        ----------------------------

Assets
Cash and due from banks (note 2) ...............................................................        $  14,423         $  13,955
Interest-bearing deposits with other financial institutions ....................................            4,861               198
Investment securities:
   Held-to-maturity (approximate market value 1996 - $29,072; 1995 -
      $69,852) (note 3) ........................................................................           29,115            71,822
   Available-for-sale (amortized cost  1996 - $61,948; 1995 - $0) (note 3) .....................           61,308              --
Federal funds sold .............................................................................           11,900            32,900
Loans and direct financing leases (note 4) .....................................................          255,965           212,076
   Less:  Allowance for possible loan and lease losses .........................................           (4,463)           (3,832)
                                                                                                        ---------         ---------
      Total loans and leases, net ..............................................................          251,502           208,244
Premises, furniture and equipment, net (note 5) ................................................            5,953             3,623
Accrued interest receivable ....................................................................            2,653             1,960
Other real estate, net .........................................................................              457               378
Other assets ...................................................................................            4,795             4,374
                                                                                                        ---------         ---------
      Total ....................................................................................        $ 386,967         $ 337,454
                                                                                                        =========         =========
Liabilities and Stockholders' Equity
Liabilities:
Deposits (note 6):
      Non-interest-bearing demand ..............................................................        $  36,286         $  33,496
         Interest-bearing:
         N.O.W. accounts .......................................................................           24,420            23,974
         Savings ...............................................................................           41,814            42,823
         Money market ..........................................................................            8,638             8,830
         Time ..................................................................................          190,660           162,488
                                                                                                        ---------         ---------
         Total deposits ........................................................................          301,818           271,611
Accounts payable and accrued liabilities .......................................................            4,766             3,895
Securities sold under agreements to repurchase (note 7) ........................................           48,846            33,371
Other short-term borrowings (note 7) ...........................................................            1,500               366
Notes payable (note 8) .........................................................................            4,500             5,000
Mandatory convertible debentures (note 9) ......................................................            1,250             1,250
                                                                                                        ---------         ---------
      Total liabilities ........................................................................          362,680           315,493
                                                                                                        ---------         ---------
Commitments and contingencies (note 14)
Stockholders' equity (notes 8, 9, and 15): Capital stock:
   Preferred, no par value; authorized, 100,000 shares:
      Class A Preferred Stock, stated value $100 per share;
         authorized, 50,000 shares; issued and outstanding:
         1996 and 1995 - 50,000 shares (note 11) ...............................................            5,000             5,000
      Class B Preferred Stock, stated value $500 per share;
         authorized, 1,000 shares; issued and outstanding:
         1996 and 1995 - 1,000 shares (note 11) ................................................              500               500
      Class C Preferred Stock, stated value $425 per share;
         authorized, 2,400 shares; issued and outstanding:
         1996 and 1995 - 2,400 shares (note 11) ................................................            1,020             1,020
   Common, par value $.50 per share; authorized, 600,000
      shares; issued: 1996 and 1995 - 340,662 shares;
      outstanding:  1996 - 176,611 shares; 1995  - 175,111 shares ..............................              170               170
Capital surplus ................................................................................            2,574             2,521
Net unrealized loss on available-for-sale securities, net of taxes .............................             (422)             --
Retained earnings ..............................................................................           20,694            18,047
Treasury stock (note 12) .......................................................................           (5,249)           (5,297)
                                                                                                        ---------         ---------
      Total stockholders' equity ...............................................................           24,287            21,961
                                                                                                        ---------         ---------
      Total ....................................................................................        $ 386,967         $ 337,454
                                                                                                        =========         =========

See accompanying notes to consolidated financial statements

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Consolidated Statements of Income
Years Ended March 31, 1996, 1995 and 1994
(Dollars in Thousands, Except Per Share Amounts)

                                                                                            1996            1995              1994
                                                                                          --------        ---------         --------
Interest income:
   Interest and fees on loans and leases ........................................         $ 24,208         $ 19,576         $ 17,946
   Interest on investment securities ............................................            5,003            3,930            3,507
   Interest on federal funds sold ...............................................            1,021            1,050              513
   Interest on interest-bearing deposits with
      other financial institutions ..............................................               39               15               58
                                                                                          --------         --------         --------
         Total interest income ..................................................           30,271           24,571           22,024
                                                                                          --------         --------         --------
Interest expense:
   Interest on deposits .........................................................           12,864            9,029            8,396
   Interest on securities sold under agreements to repurchase ...................            2,375            1,118              725
   Interest on other short-term borrowings ......................................               80               43               27
   Interest on notes payable ....................................................              411              425              425
   Interest on mandatory convertible debentures .................................              103               92               69
                                                                                                           --------         --------
         Total interest expense .................................................           15,833           10,707            9,642
                                                                                          --------         --------         --------
         Net interest income ....................................................           14,438           13,864           12,382
Provision for possible loan and lease losses (note 4) ...........................            1,905            2,510            1,970
                                                                                          --------         --------         --------
Net interest income after provision
            for possible loan and lease losses ..................................           12,533           11,354           10,412
                                                                                          --------         --------         --------
Other income:
   Trust fees ...................................................................              322              361              304
   Investment securities gains ..................................................               11             --               --
   Loan servicing fees ..........................................................              680              677              618
   Gain on sales of loans and leases ............................................              362              132              938
   Service charges on deposit accounts ..........................................            1,065              999              744
   Insurance commissions ........................................................              294              323              503
   Other ........................................................................              581              657              408
                                                                                          --------         --------         --------
         Total other income .....................................................            3,315            3,149            3,515
                                                                                          --------         --------         --------
Other expenses:
   Salaries and employee benefits ...............................................            5,904            5,272            5,386
   Occupancy, net ...............................................................              801              754              538
   Insurance ....................................................................              281              713              659
   Equipment ....................................................................              947              651              633
   Data processing ..............................................................              569              551              541
   Advertising ..................................................................              400              420              448
   Other operating ..............................................................            1,625            1,558            2,122
                                                                                          --------         --------         --------
Total other expenses ............................................................           10,527            9,919           10,327
                                                                                          --------         --------         --------
         Income before income taxes .............................................            5,321            4,584            3,600
   Income taxes  (note 10) ......................................................            1,768            1,516            1,267
                                                                                          --------         --------         --------
Net income ......................................................................         $  3,553         $  3,068         $  2,333
                                                                                          ========         ========         ========
Net income available for Common Stock ...........................................         $  2,955         $  2,474         $  1,749
                                                                                          ========         ========         ========
Earnings per common share (note 18):
   Primary ......................................................................         $  16.87         $  14.21         $  10.07
                                                                                          ========         ========         ========
   Fully diluted ................................................................         $  10.80         $   9.10         $   6.73
                                                                                          ========         ========         ========
Weighted average common shares outstanding ......................................          175,123          174,079          173,611
                                                                                          ========         ========         ========
Weighted average common and contingently
   issuable common shares outstanding ...........................................          335,327          343,796          353,431
                                                                                          ========         ========         ========

See accompanying notes to consolidated financial statements

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Equity
Years Ended March 31, 1996, 1995 and 1994
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                       Net
                                                                                                    Unrealized
                                                                                                    Gain/(Loss)
                                                                                                       on
                                                            Preferred Stock                         Available-
                                                       -------------------------   Common   Capital   For-Sale   Retained   Treasury
                                                       Class A  Class B  Class C    Stock   Surplus Securities1  Earnings     Stock
                                                       -----------------------------------------------------------------------------
Balance at March 31, 1993............................  $5,000   $   500  $ 1,020   $   170  $  2,484  $    ---   $14,353    $(5,345)
Net income   ........................................     ---       ---      ---       ---       ---       ---     2,333        ---
Effect of adoption  of SFAS No. 115 (note 1).........     ---       ---      ---       ---       ---        84       ---        ---
Cash dividends declared:
         Class A Preferred, $9.25 per share..........     ---       ---      ---       ---       ---       ---      (462)       ---
         Class B Preferred, $35.00 per share.........     ---       ---      ---       ---       ---       ---       (35)       ---
         Class C Preferred, $36.13 per share.........     ---       ---      ---       ---       ---       ---       (87)       ---
         Common, $1.52 per share.....................     ---       ---      ---       ---       ---       ---      (264)       ---
                                                       -----------------------------------------------------------------------------
Balance at March 31, 1994............................   5,000       500    1,020       170     2,484        84    15,838     (5,345)
Net income  ......................................        ---       ---      ---       ---       ---       ---     3,068        ---
Change in net unrealized gain
         on available-for-sale securities1...........     ---       ---      ---       ---       ---       (84)      ---        ---
Sale of 1,500 shares of Treasury Stock...............     ---       ---      ---       ---        37       ---       ---         48
Cash dividends declared:
         Class A Preferred, $9.25 per share..........     ---       ---      ---       ---       ---       ---      (463)       ---
         Class B Preferred, $44.21 per share.........     ---       ---      ---       ---       ---       ---       (44)       ---
         Class C Preferred, $36.13 per share.........     ---       ---      ---       ---       ---       ---       (87)       ---
         Common, $1.52 per share.....................     ---       ---      ---       ---       ---       ---     ( 265)       ---
                                                       -----------------------------------------------------------------------------
Balance at March 31, 1995............................   5,000       500    1,020       170     2,521       ---    18,047     (5,297)
Net income  .........................................     ---       ---      ---       ---       ---       ---     3,553        ---
Change in net unrealized loss on
         available-for-sale securities1..............     ---       ---      ---       ---       ---      (422)      ---        ---
Sale of 1,500 shares of Treasury Stock...............     ---       ---      ---       ---        53       ---       ---         48
Cash dividends declared:
         Class A Preferred, $9.25 per share..........     ---       ---      ---       ---       ---       ---      (462)       ---
         Class B Preferred, $48.66 per share.........     ---       ---      ---       ---       ---       ---       (49)       ---
         Class C Preferred, $36.13 per share.........     ---       ---      ---       ---       ---       ---       (87)       ---
         Common, $1.76 per share.....................     ---       ---      ---       ---       ---       ---      (308)       ---
                                                       ------------------------------------------------------------------ ----------
Balance at March 31, 1996............................  $5,000    $  500  $ 1,020    $  170   $ 2,574     $(422)  $20,694    $(5,249)
                                                       ======    ======  =======    ======   =======     =====   =======    =======

1 Net of taxes

See accompanying notes to consolidated financial statements.

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
Years Ended March 31, 1996, 1995 and 1994
(Dollars in Thousands)

                                                                                               1996            1995         1994
                                                                                             --------        --------     ---------
Cash Flows from Operating Activities:
Net income..............................................................................     $  3,553        $  3,068     $   2,333
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization......................................................          898             662           984
     Provision for possible loan and lease losses.......................................        1,905           2,510         1,970
     Gain on sale of investment securities..............................................          (11)            ---           ---
     Investment amortization............................................................          145             439           638
     Loans and leases originated for sale...............................................      (51,287)        (32,162)      (93,127)
     Proceeds on sales of loans and leases..............................................       49,634          32,717        94,414
     (Increase) decrease in accrued interest receivable.................................         (693)             91          (286)
     Increase in accrued interest payable...............................................          633             705           180
     Increase in other assets...........................................................          (68)           (282)         (186)
     Increase (decrease) in other liabilities...........................................          238              18        (1,146)
                                                                                            ----------      ----------    ---------
Net cash provided by operating activities ..............................................        4,947           7,766         5,774
                                                                                            ---------       ---------     ---------
Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold...........................................       21,000          (7,800)        4,700
Net (increase) decrease in interest-bearing deposits with other
   financial institutions...............................................................       (4,663)            297         1,089
Purchase of investment securities held-to-maturity......................................      (18,403)        (21,315)      (18,047)
Proceeds from maturity and call of investment securities held-to-maturity...............       26,000          10,865        21,000
Purchase of investment securities available-for-sale....................................      (64,134)            ---       (48,909)
Proceeds from maturity and call of investment securities available-for-sale.............       30,010          18,000        29,600
Proceeds from sales of investment securities available-for-sale.........................        7,152             ---           ---
Net increase in loans and leases........................................................      (43,510)        (34,208)      (25,360)
Purchase of life insurance policies.....................................................          ---             ---        (2,521)
Purchase of premises, furniture and equipment ..........................................       (3,363)           (769)         (834)
Other investing activities, net.........................................................          (79)            (37)          (19)
                                                                                             --------        --------    ----------
Net cash used in investing activities...................................................      (49,990)        (34,967)      (39,301)
                                                                                             --------        --------    ----------
Cash Flows from Financing Activities:
Net increase in deposits................................................................       30,207          20,837        33,172
Net increase (decrease) in short-term borrowings........................................        5,526           5,286        (1,063)
Proceeds from other borrowings..........................................................       50,431          21,046        12,817
Payments on other borrowings............................................................      (39,348)        (16,723)       (9,788)
Payments on notes payable...............................................................         (500)            ---           ---
Sale of Treasury Stock..................................................................          101              85           ---
Cash dividends paid on Preferred Stock..................................................         (598)           (594)         (584)
Cash dividends paid on Common Stock.....................................................         (308)           (265)         (264)
                                                                                             --------        --------     ---------
Net cash provided by financing activities...............................................       45,511          29,672        34,290
                                                                                             --------        --------     ---------
Net increase in cash and due from banks.................................................          468           2,471           763
Cash and due from banks at the beginning of the year....................................       13,955          11,484        10,721
                                                                                             --------        --------     ---------
Cash and due from banks at the end of the year..........................................     $ 14,423        $ 13,955     $  11,484
                                                                                             ========        ========     =========

See accompanying notes to consolidated financial statements.

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

     Financial Services Corporation of the Midwest ("FSCM") is a bank holding company incorporated in 1973 under Delaware law and registered under the Bank Holding Company Act of 1956, as amended. FSCM's principal place of business is located at 224 - 18th Street, Suite 202, Rock Island, Illinois. In 1974, FSCM acquired all outstanding shares of THE Rock Island Bank ("TRIB"), an Illinois chartered state commercial bank serving both the Illinois and Iowa Quad Cities' communities since 1932. On November 1, 1995, TRIB became a national bank known as THE Rock Island Bank, National Association and relocated its head office from Rock Island, Illinois to Bettendorf, Iowa.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with general practice within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan and lease losses.

     (a) Principles of Consolidation

         The consolidated financial statements include the accounts of FSCM and TRIB. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Investment Securities

         Investments   consist   principally  of  debt   securities  with  fixed
         maturities.

         FSCM adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective March 31, 1994. This statement requires that investments in debt and certain equity securities be classified in one of three categories: (1) held-to-maturity securities, which are carried at amortized cost, (2) trading securities, which are carried at fair market value, with unrealized gains and losses included in earnings, and (3) available-for-sale securities, which are carried at fair value, with net, tax effected, unrealized gain and loss excluded from earnings and reported as a separate component of stockholders' equity. On December 19, 1995, securities with an amortized cost of $34,999 were transferred from held-to-maturity to available-for-sale in accordance with a one-time reassessment of securities' classification permitted under SFAS No. 115's implementation guidelines.

         Market values of securities are estimated based on available market quotations. Gains or losses from security transactions are determined based on the carrying value of the specific security sold.

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)

     (c) Loans and Direct Financing Leases

         Generally, interest on loans and direct financing leases ("leases") is accrued and credited to income based on the principal balance outstanding. It is FSCM's policy to discontinue the accrual of interest income on any loan or lease when, in the opinion of management, there is a reasonable doubt as to the timely collectibility of interest and principal or to comply with regulatory requirements. Interest accrued previously on such loans and leases is charged off. Nonaccrual loans and leases are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of principal and interest and only after all previously accrued but unpaid interest has been brought current.

         Net nonrefundable loan and lease origination fees and certain direct costs associated with the lending process are deferred and recognized as a yield adjustment over the life of the related loan or lease.

         Loans and leases held for sale are stated at the lower of cost or market on an aggregate basis. Gains and losses are recognized on loans and leases sold on a nonrecourse basis based on the sale price for the loan or lease adjusted for any normal servicing fees when servicing is retained by FSCM.

         Mortgage loan and lease servicing retained on loans and leases sold to others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans and leases as of March 31, 1996 and 1995 were $165,003 and $155,657, respectively.
         Custodial escrow balances maintained in connection with the loan and lease servicing were approximately $1,744 and $1,837 as of March 31, 1996 and 1995, respectively.

     (d) Allowance for Possible Loan and Lease Losses

         The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan and lease portfolio. The allowance is based upon a continuing review of past loan and lease loss experience, current economic conditions, and the underlying collateral value. Loans and leases which are deemed uncollectible are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance.

         SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of Loan--Income Recognition and Disclosure," were adopted as of April 1, 1995. These statements address the accounting for loans when it is probable that all principal and interest amounts due will not be collected in accordance with their contractual terms (i.e. "impaired loans"). The loan impairment is measured based on the discounted present value of expected future cash flows or the fair market value of the loan's collateral if the loan is collateral dependent. The portion of the allowance for loan and lease losses is computed on the amount that the recorded investment of an impaired loan exceeds the measured value. The adoption of these standards had no material effect on FSCM's net income.

     (e) Income Taxes

         FSCM and TRIB file a consolidated federal income tax return.

         FSCM has a tax allocation agreement which provides that each subsidiary of the consolidated group pay a tax liability to, or receive a tax refund from, FSCM computed as if the subsidiary had filed a separate return.

         FSCM recognizes certain income and expenses in different time periods for financial reporting and income tax purposes. The provision for deferred income taxes is based on an asset and liability approach and represents the change in deferred income tax accounts during the year, including the effect of enacted tax rate changes.

     (f) Trust Department Assets

         Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets, as such items are not assets of FSCM.

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)

     (g) Premises, Furniture and Equipment

         Premises, furniture and equipment are stated at cost less accumulated depreciation. The provision for depreciation of premises, furniture and equipment is determined by the straight-line method over the estimated useful lives of the assets.

     (h) Other Real Estate

         Other real estate represents property acquired through foreclosures or settlements of loans or property that was subsequently sold on contract. Property acquired is carried at the lower of the principal amount of the loan outstanding or the estimated fair value of the property. The excess, if any, of the principal balance over the fair value of the property at the date acquired is charged against the allowance for possible loan and lease losses. Subsequent writedowns required on the basis of later fair value evaluations, gains or losses on sales, and net expenses incurred in maintaining such properties are included in other operating expenses. Property subsequently sold on contract is carried at the contract balance outstanding.

     (i) Per Common Share Amounts

         Primary earnings per common share amounts are computed by dividing net income, after deducting Preferred Stock dividends (net income available for Common Stock), by the weighted average number of common shares outstanding during the year. Fully diluted earnings per common share amounts are computed by dividing net income, after deducting dividends on nonconvertible Preferred Stock and adding back interest, net of the related income tax effect, on Mandatory Convertible Debentures ("MCDs"), by the weighted average number of common shares and contingently issuable common shares outstanding during the year.

     (j) Cash and Cash Equivalents

         Cash and cash equivalents are defined as those amounts included in the consolidated balance sheets as "Cash and due from banks."

     (k) Insurance Commission Revenue

         Revenue from insurance commissions on credit life and accident and health insurance related to loans is recognized at the effective date of the coverage because substantially all services related to earning the commissions have been rendered. A provision is made for probable insurance commission refunds due to policy cancellations based on prior experience and is netted against insurance commission revenue.

     (l) Impact of Recently Issued Statements of Financial Accounting Standards

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and No. 122, "Accounting for Mortgage Servicing Rights," both become effective for FSCM beginning after March 31, 1996. SFAS No. 121 generally requires an estimation of future cash flows to identify asset impairment and SFAS No. 122 attempts to standardize the accounting treatment of originated mortgage servicing rights to those purchased, if it is practicable to separately estimate the fair values of the loan and servicing rights. Management believes that adoption of these statements will not have a material effect on the financial statements.

     (m) Reclassifications

         Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with 1996 presentations.

(2)  Cash and Due from Banks

     TRIB's required reserves as a member of the Federal Reserve System were $1,351 and $1,279 as of March 31, 1996 and 1995, respectively.

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)

(3)  Investment Securities

     The amortized costs, fair values, and maturities of investment securities held-to-maturity and available-for-sale as of March 31, 1996 and 1995 are summarized as follow. Maturities of mortgage-backed obligations were estimated based on anticipated payments.

                                                                      1996                                    1995
                                                    -------------------------------------- ----------------------------------------
                                                               Unrealized Losses                       Gross Unrealized
                                                    Amortized  -----------------    Fair    Amortized  ------------------    Fair
      HELD-TO-MATURITY:.....................           Cost     Gains    Losses     Value     Cost      Gains     Losses     Value
                                                    ---------  -------   -------   -------  ---------  -------    -------   -------
U.S. Treasury maturities:
   Within 1 year ...................................  $ 6,033  $    32   $    --   $ 6,065   $   988   $    --    $     3   $   985
   From 1 to 5 years ...............................       --       --        --        --     6,118         5         20     6,103
                                                     ------------------------------------------------------------------------------
      Total ........................................    6,033        2        --     6,065     7,106         5         23     7,088
                                                     ------------------------------------------------------------------------------
Obligations of U.S. government
   agencies and corporations maturities:
   Within 1 year ...................................    5,000       --        37     4,963        --       --          --        --
   From 1 to 5 years ...............................   13,980       68        68    13,980    61,040       25       1,857    59,208
   From 5 to 10 years ..............................       --       --        --        --     2,000       --         120     1,880
                                                      -----------------------------------------------------------------------------
      Total ........................................   18,980        8       105    18,943    63,040       25       1,977    61,088
                                                      -----------------------------------------------------------------------------
State and political subdivisions:
       From 1 to 5 years ...........................    2,326       --        40     2,286        --       --          --        --
                                                      -----------------------------------------------------------------------------
Other securities maturities:
   Within 1 year ...................................       10       --        --        10        --       --          --        --
   From 1 to 5 years ...............................       70        2        --        72        80       --          --        80
   From 5 to 10 years ..............................      400       --        --       400       300       --          --       300
   Over 10 years ...................................    1,296       --        --     1,296     1,296       --          --     1,296
                                                      -----------------------------------------------------------------------------
      Total ........................................    1,776        2        --     1,778     1,676       --          --     1,676
                                                      -----------------------------------------------------------------------------
      Total ........................................  $29,115  $   102   $   145   $29,072   $71,822   $   30     $ 2,000   $69,852
                                                      =============================================================================
AVAILABLE-FOR-SALE:
U.S. Treasury maturities:
   From 1 to 5 years ...............................  $ 2,074  $    --   $    --   $ 2,074   $   --    $   --     $    --   $    --
                                                      -----------------------------------------------------------------------------
Obligations of U.S. government
   agencies and corporations maturities:
   Within 1 year ...................................    6,000       --        29     5,971       --        --          --        --
       From 1 to 5 years ...........................   32,174       16       121    32,069       --        --          --        --
       From 5 to 10 years ..........................    4,004        1         4     4,001       --        --          --        --
                                                      -----------------------------------------------------------------------------
      Total ........................................   42,178       17       154    42,041       --        --          --        --
                                                      -----------------------------------------------------------------------------
    Mortgage-backed obligations of federal agencies:
       Within 1 year ...............................    2,228       --        63     2,165       --        --          --        --
       From 1 to 5 years ...........................    7,290       --       207     7,083       --        --          --        --
       From 5 to 10 years ..........................    6,136       --       175     5,961       --        --          --        --
       Over 10 years ...............................    2,042       --        58     1,984       --        --          --        --
                                                      -----------------------------------------------------------------------------
          Total ....................................   17,696       --       503    17,193       --        --          --        --
                                                      -----------------------------------------------------------------------------
       Total .......................................  $61,948  $    17   $   657   $61,308  $    --    $   --     $    --   $    --
                                                      =============================================================================

     In fiscal 1995, included in the category of obligations of U.S. government agencies and corporations, were structured notes with a book value of $46,005 that had step-up rate and callable provisions which resulted in the advancement of redemption to a one-year time frame for the majority of the issues.

     Securities with an amortized cost of $34,999 and an unrealized gain of $95 were transferred into available-for-sale from held-to-maturity on December 19, 1995. This was done in accordance with Financial Accounting Standards Board implementation guidance which permitted a one-time reassessment of securities' classification under SFAS No. 115. Such decision was based on management's desire to enhance the liquidity and flexibility of the investment portfolio with consideration also given to the amendment in regulatory capital ratios which excluded from the computation, any unrealized gains or losses on available-for-sale investments.

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)


     As of March 31, 1996 and 1995, investment securities with carrying values of $72,169 and $59,142, respectively, and fair values of $72,164 and $58,071, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

     Proceeds from sales and gross gains and losses related to investment securities sold for the years ended March 31, 1996, 1995 and 1994 are summarized as follows:

                                              1996       1995       1994
                                             -----------------------------
Securities Sold:
     Proceeds from sales ............        $7,152   $    ---     $   ---
     Gross security gains ...........            11        ---         ---

(4)  Loans and Direct Financing Leases

     Loans and leases as of March 31, 1996 and 1995 are summarized as follows:

                                                    1996        1995
                                                  --------------------

Commercial, financial and agricultural ........   $ 85,578    $ 74,234
Direct financing leases .......................      5,719       6,863
Real estate:
   Residential mortgage .......................     64,248      58,486
   Construction ...............................     21,823      14,553
   Commercial mortgage ........................     62,746      51,529
Consumer, not secured by a real estate mortgage     15,851       6,411
                                                  --------    --------
Total .........................................   $255,965    $212,076
                                                  ========    ========

                                                    1996        1995
                                                  --------------------
Direct financing leases:
   Gross rents receivable .....................   $  6,902    $  7,804
   Unearned income ............................     (1,183)       (941)
                                                  --------    --------
   Total ......................................   $  5,719    $  6,863
                                                  ========    ========


     Direct financing leases are generally short-term equipment type leases. Future minimum lease payments as of March 31, 1996 are as follows: 1997, $2,829; 1998, $2,049; 1999, $1,102; 2000, $615; 2001, $288; and 2002, $19.
     Income on leases of $947, $1,854 and $3,030 is included in interest and fees on loans and leases for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

     Changes in the allowance for possible loan and lease losses for the fiscal years ended March 31, 1996, 1995 and 1994 are as follows:

                                              1996      1995       1994
                                            -----------------------------

Balance at beginning of year ............   $ 3,832    $ 3,744    $ 3,639
Provision for loan and lease losses .....     1,905      2,510      1,970
Loans and leases charged off ............    (1,985)    (4,398)    (2,537)
Recoveries ..............................       711      1,976        672
Balance at end of year ..................   $ 4,463    $ 3,832    $ 3,744
                                            =======    =======    =======

     Although FSCM has a diversified loan and lease portfolio, a substantial natural geographic concentration of credit risk exists within FSCM's market area. FSCM's loan portfolio consists of commercial and commercial mortgage loans extending across many industry types, as well as to individuals. FSCM's leasing activities consisted primarily of financing arrangements. As of March 31, 1996, total loans and leases to any group of customers engaged in similar activities and having similar economic characteristics did not exceed 10% of total loans and leases.

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)


     The table below summarizes nonperforming assets as of March 31, 1996 and 1995:

                                                                1996       1995
                                                               -----------------
Nonaccrual loans and leases:
   Commercial, financial and agricultural ................     $  339     $1,076
   Direct financing leases ...............................         28         96
   Real estate
      Residential mortgage ...............................        388        419
        Construction .....................................         51         --
      Commercial mortgage ................................        427      1,020
   Consumer                                                        31         45
Other real estate owned ..................................        457        378
Accruing loans and leases past-due 90 days or more:
   Commercial, financial and agricultural ................         51          9
   Direct financing leases ...............................        103         --
   Real estate:
      Residential mortgage ...............................         --         17
                Construction .............................         25         --
                        Commercial mortgage ..............         --        297
              Consumer ...................................         10         --
                                                               -----------------
   Total .................................................     $ 1,924    $3,343
                                                               =================

     The interest income not recorded, but which would have been earned if the nonaccrual loans and leases as of March 31 had performed in accordance with their original terms, was $188, $219 and $146 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

     As of March 31, 1996, impaired loans totaled $780 for which $197 of the allowance for possible loan and lease losses was specifically allocated. The average impaired loans for the year ended totaled $1,849. The amount of interest which would have been earned if the impaired loans had performed in accordance with their original terms and the amount of interest income recognized on a cash basis was $47 and $44, respectively.

     Loans are made in the normal course of business to directors, executive officers and principal holders of equity securities of FSCM and to affiliated companies in which they have an equity interest. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the fiscal years ended March 31, 1996, 1995 and 1994 were as follows:

                                                        1996     1995     1994
                                                      -------------------------

Balance at beginning of year ......................   $    61  $    98  $    89
New loans .........................................       709      150      204
Repayments.........................................      (134)    (162)    (192)
Loans participated to other financial
   institutions and other net changes .............      (550)     (25)      (3)
                                                      -------------------------
Balance at end of year ............................   $    86  $    61 $     98
                                                      =========================

     Unused lines of credit in the amount of $338 had been extended to directors as of March 31, 1996.

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)


(5)  Premises, Furniture and Equipment

     Premises, furniture and equipment as of March 31, 1996 and 1995 are summarized as follows:
                                                        1996       1995
                                                       -------    -------

Land ...............................                   $ 1,306    $ 1,139
Furniture and equipment ............                     5,545      3,996
Buildings and improvements .........                     6,691      5,308
Less accumulated depreciation ......                    (7,589)    (6,820)
                                                       -------    -------
   Total  ..........................                   $ 5,953    $ 3,623
                                                       =======    =======

     Depreciation expense included in the accompanying consolidated statements of income was $1,033, $776, and $678 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

(6)  Deposits

     The following is a maturity distribution of time certificates of deposit in denominations of $100 or more as of March 31, 1996 and 1995:

                                                                 1996     1995
                                                                -------  -------
            3 months or less............................        $ 4,181  $ 2,175
            Over 3 months through 6 months..............          9,706    2,582
            Over 6 months through 12 months.............          6,359    1,682
            Over 12 months..............................          4,703   14,733
                                                                ----------------
                  Total.................................        $24,949  $21,172
                                                                ================

(7)  Securities  Sold  Under  Agreements  to  Repurchase  and  Other  Short-Term
     Borrowings

     Securities sold under agreements to repurchase are treated as financings. The obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets and the dollar amount of securities underlying the agreements remains in investments. The carrying amount, including interest, and market value of securities sold under agreements to repurchase and the obligations to repurchase securities sold as of March 31, 1996 and 1995 are summarized as follows:

                                                1996                1995
                                         ------------------  ------------------
                                         Carrying   Market   Carrying   Market
                                          Amount     Value     Amount    Value
                                         --------   -------  --------   -------

U.S. Treasury securities ..............   $ 5,092   $ 5,112   $ 5,102   $ 5,082
Obligations of U.S. Government
   agencies and corporations securities 49,071 49,083 34,901 33,951 Mortgage backed obligations of federal
                         agencies .....    11,178    11,178        --        --
                                          -------   -------   -------   -------
      Total ...........................   $65,341   $65,373   $40,003   $39,033
                                          =======   =======   =======   =======
Securities sold under agreements to
   repurchase .........................   $48,846             $33,371
                                          =======             =======

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)


     The maturity distribution and weighted average interest rates of securities sold under agreements to repurchase as of March 31, 1996 are summarized as follows:
                                                                      Weighted
                                                                       Average
                                                          Amount        Rate
                                                         --------     --------

Overnight ............................................   $ 21,353       5.21%
Term up to 30 days ...................................      1,762       5.33
Term of 30 to 90 days  ...............................     18,174       5.35
Term over 90 days ....................................      7,557       5.35
   Total .............................................   $ 48,846       5.29%
                                                         ====================

     Other short-term borrowings generally include federal funds purchased, which are overnight transactions, and interest-bearing demand notes due to the U.S. Treasury, which are generally called within several days. Other short-term borrowings of $1,500 and $366 as of March 31, 1996 and 1995, respectively, are comprised of interest-bearing demand notes due to the U.S. Treasury.

     Maximum and average balances and rates on aggregate short-term borrowings outstanding during the fiscal years ended March 31, 1996, 1995 and 1994 are as follows:
                                                        1996    1995      1994
                                                      -------  -------   -------

     Maximum month-end balance......................  $62,128  $38,143   $27,024
     Weighted average balance for the year .........   44,528   25,932    22,013
     Weighted average interest rate for the year ...    5.51%    4.48%     3.42%
     Weighted average interest rate at year-end.....    5.29     5.85      3.57

(8)  Notes Payable

     Notes payable as of March 31, 1996 and 1995 are summarized as follows:

                                                            1996           1995
                                                           -------       -------

     8.50% Notes, due December 1, 1999, uncollateralized   $ 4,500       $ 5,000
                                                           =======       =======

     Interest on the uncollateralized fixed rate 8.50% Notes dated December 1, 1992 is payable on the first of June and December. In addition to the $500 which was redeemed December 1, 1995, other mandatory redemptions in the amount of $500 are due on December 1, 1996, 1997 and 1998. The remaining $3,000 matures on December 1, 1999. FSCM may redeem any or all of the Notes at any time upon not less than a 30-day notice. The Notes are senior or on parity to any other uncollateralized debt. As of March 31, 1996, the Notes were senior in right of payment to $750 of MCDs and payable on parity with $500 of MCDs.

     As of March 31, 1996 FSCM had a variable rate $10,000 unrestricted line of credit available from a correspondent bank, none of which was in use. The line of credit is collateralized by a pledge of all of the stock of TRIB owned by FSCM and bears interest at a rate charged by banks to their most preferred customers ("prime") which was 8.25% at March 31, 1996.

     The most restrictive covenants under the correspondent bank loan agreement and the 8.50% Notes require, among other things, that:

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)


     Correspondent Bank Loan:

        FSCM must obtain approval to pay Common Stock dividends in excess of 30% of prior year's consolidated net income;

        Approval is required for fixed asset investments exceeding $250 for FSCM or outside TRIB's normal banking practices;

        FSCM must obtain approval before the incurrence of any additional debt and TRIB can incur debt only in the normal course of business;

        FSCM must obtain approval prior to making any investments exceeding $500 in other than short-term, cash management investments made in the normal course of business;

        FSCM and TRIB cannot issue any new stock nor can FSCM repurchase any of its stock from its directors or executive officers without prior approval and any other redemption of stock by FSCM is limited;

        Mergers or acquisitions require approval;

        FSCM and TRIB must maintain ratios of total capital (Tier 1 and Tier 2) to total assets not less than 6.00% and 7.50%, respectively (March 31, 1996 actual equaled 8.26% and 8.37%, respectively);

        TRIB must maintain a primary capital ratio not less than 5.50% (March 31, 1996 actual equaled 8.53%); and

        TRIB must maintain a return on average assets not less than 0.70% (March 31, 1996 actual equaled 1.16%).

     8.50% Notes:

        Fixed assets investments are limited to not greater than three percent of total assets on a consolidated basis; and

        FSCM and TRIB must maintain tangible net worths of not less than $14,000 and $17,000, respectively (March 31, 1996 actual equaled $24,583 and $28,814, respectively).

        Management believes that FSCM and TRIB were in compliance with all covenants as of March 31, 1996.

(9)  Mandatory Convertible Debentures ("MCDs")

     MCDs as of March 31, 1996 and 1995 are summarized as follows:

                                                      1996         1995
                                                     ------       ------

     MCDs issued March 31, 1989 ..............       $  425       $  425
     MCDs issued April 19, 1989 ..............          825          825
                                                     ------       ------
          Total                                      $1,250       $1,250
                                                     ======       ======

     On March 23, 1995, agreements were entered into by FSCM with each MCD holder whereby the mandatory conversion date on both issues of MCDs were extended until March 31, 2001.

     The MCDs bear interest at a rate of 1/2% below the reference rate of a correspondent bank (7.75% at March 31, 1996). The interest is payable quarterly on March 31, June 30, September 30, and December 31. The MCDs are held by directors and former directors of FSCM or members of their immediate families. Subject to a ninety day notice and obtaining any regulatory approvals or legal opinions necessary, the MCDs are convertible at any time prior to the extended conversion date at the option of the holders into a number of shares of FSCM's Common Stock determined by dividing the principal amount of the MCDs by a purchase price equal to $25 per share, as adjusted for any stock splits, stock dividends or other similar occurrences. The MCDs are subordinate to all senior indebtedness of FSCM and $750 of the MCDs are subordinate to the 8.50% Notes.

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)



(10) Income Taxes

     Income taxes for the fiscal years ended March 31, 1996, 1995 and 1994 are summarized as follows:

                                                          Federal    State
                                                          -------   -------
1996:
   Current .........                                      $ 2,121   $    23
   Deferred                                                  (376)       --
                                                          -------   -------
   Total ...........                                      $ 1,745   $    23
                                                          =======   =======
1995:
    Current ........                                      $ 1,622   $     3
   Deferred                                                  (109)       --
                                                          -------   -------
   Total ...........                                      $ 1,513   $     3
                                                          =======   =======
1994:
   Current .........                                      $ 1,340   $    13
   Deferred                                                   (86)       --
                                                          -------   -------
   Total ...........                                      $ 1,254   $    13
                                                          =======   =======

     Income taxes totaled $1,768 for 1996,  $1,516 for 1995, and $1,267 for 1994
     resulting in effective tax rates of 33.2%, 33.1%, and 35.2%, respectively. The actual income taxes differ from the "expected" amounts (computed by applying the U.S. federal corporate income tax rate of 35% for the years 1996, 1995 and 1994, to income before income taxes) for such years as follows:

                                         1996       1995       1994
                                        -------    -------    -------

Computed "expected" amounts .........   $ 1,862    $ 1,604    $ 1,260
Increase (decrease) resulting from:
   Effect of graduated tax rate .....       (53)       (45)       (36)
   Tax exempt interest income .......        (5)        (1)        (4)
   Life insurance policies ..........       (56)       (48)        30
   State taxes net of federal benefit        15          2          9
   Other, net .......................         5          4          8
                                        -------    -------    -------
      Total                             $ 1,768    $ 1,516    $ 1,267
                                        =======    =======    =======

     The components of the net deferred income tax asset as of March 31, 1996 and 1995 are as follows:

                                                   1996       1995
                                                  -------    -------

Allowance for possible loan and lease losses ..   $   567    $   353
Book depreciation in excess of tax depreciation       358        256
Post-retirement benefits ......................        46         58
Loan origination fees .........................        16         16
Bonuses .......................................        44         31
Deferred insurance fee income .................       212        142
Vacation accrual ..............................        65         65
Prepaid expense ...............................       (55)       (56)
Net unrealized loss on available-for-sale
   securities net of taxes ....................       218         --
Other .........................................       (15)        (3)
                                                  -------    -------
      Total ...................................   $ 1,456    $   862
                                                  =======    =======

     FSCM had no valuation allowance for deferred tax assets as of March 31, 1996 or 1995. FSCM has a demonstrated record of profitability for the past ten years.

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)

(11) Preferred Stock

     Class A Preferred Stock - Fifty thousand shares, stated value $100 per share, were issued December 30, 1992 for a total consideration of $5,000. Costs associated with the issuance of the stock, $416, were charged to capital surplus. The stock pays quarterly cumulative dividends at a 9.25% per annum rate on the first of March, June, September and December. The holders have no voting rights except if the payment of dividends falls in arrears in an aggregate amount at least equal to the full accrued dividends for six quarterly dividend periods, in which case they will have the right to elect two representatives to the Board of Directors of FSCM and shall continue to have such right until all dividends in arrears have been paid or declared and set apart for payment. FSCM may redeem any or all of the stock, upon a thirty day notice, for the stated value plus any accrued and unpaid dividends at the redemption date. If the stock is still outstanding at December 1, 2002, holders of the stock have the option to convert the stock into FSCM's Common Stock according to a defined formula. Had all shares of Class A Preferred Stock converted at March 31, 1996, an additional 70,800 shares of FSCM's Common Stock would have been outstanding.

     Class B Preferred Stock - Holders of the one thousand shares of $500 stated value per share stock issued November 17, 1986 have no voting rights. Non cumulative dividends are based on a rate equal to 1% per annum in excess of the interest rates charged by a New York money center bank to its most preferred customers. The shares may be redeemed at stated value plus unpaid dividends by FSCM in whole or in part at any time. Holders have an option to convert the shares into a total of 11,111 shares of FSCM Common Stock. The Class B Preferred Stock is owned by certain directors of FSCM.

     Class C Preferred Stock - Twenty-four hundred shares of $425 stated value per share were issued September 10, 1992 for total consideration of $1,020 to certain directors of FSCM. The nonvoting, convertible stock pays quarterly cumulative dividends at an 8.50% per annum rate on the last day of March, June, September and December and is nonredeemable by FSCM. The Class C Preferred Stock is convertible into a total of 24,000 shares of FSCM's Common Stock at the option of the holders.

     Class D Preferred Stock - In June 1992, FSCM designated 250 shares with a stated value of $5,000 per share for the potential conversion of the MCDs. No agreement has ever been entered into authorizing conversion of the MCDs into shares of the Class D Preferred Stock.

     All classes of Preferred Stock have priority over Common Stock with respect to dividends, liquidation and redemption rights. Priority amongst the classes of Preferred Stock are in the following order, from highest to lowest: Class A, Class D, Class B, Class C.

(12) Treasury Stock Sale

     In both March 1996 and December 1994, FSCM sold 1,500 shares of Common Stock from treasury to the 401(k) defined contribution retirement plan sponsored by TRIB. The sale prices of $67.50 and $56.38 for the respective dates were based on independent stock appraisals' average per share fair market value for transactions involving small stock block sizes.

(13) Employee Benefit Plans

     An employee savings plan covers substantially all employees of FSCM and its subsidiary, TRIB. Under the plan, contributions of up to 2% of the participants' wages are made by the respective subsidiaries. Plan costs, which are charged to other expenses, were $41, $40, and $45 for the years ended March 31, 1996, 1995, and 1994, respectively.

     FSCM provides certain health care and life insurance benefits for eligible retired employees. In order to qualify for the benefits, a full-time employee must, at retirement, be at least 55 years old and have completed a minimum of ten years of service. The benefits consist of up to a sixty dollars per month contribution by FSCM towards medical premium costs (up to seventy-five dollars per month for existing retirees) and the payment of life insurance premiums for coverage in the amount of two times the employee's salary at retirement, which benefit is reduced for each year of retirement. FSCM has the right to modify or terminate these benefits. Accrued post retirement benefit liabilities included in other liabilities as of March 31, 1996 and 1995 were $135 and $170, respectively. Net periodic post retirement benefit costs for the fiscal years ended March 31, 1996, 1995 and 1994 were $(20), $(18), and $16, respectively.

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)

(14) Financial Instruments with Off-Balance-Sheet Risk

     In the normal course of business, FSCM is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. FSCM's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, and to potential credit loss associated with letters of credit issued, is represented by the contractual amount of those instruments. FSCM uses the same credit policies in making commitments and conditional obligations as it does for loan and other such on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Letters of credit are conditional commitments that are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to customers.

     As of March 31, 1996, FSCM had $3,412 of irrevocable letters of credit outstanding and had commitments to lend of approximately $35,336. No material losses are anticipated by management as a result of such transactions.

(15) Dividends and Regulatory Capital and Ratios

     In addition to the restriction on the payment of dividends by FSCM discussed in Note 8, the ability of FSCM to pay dividends to its stockholders is dependent upon the ability of TRIB to pay dividends to FSCM since FSCM has no other significant source of income. TRIB is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation under federal law and regulations, which limit the amount of dividends TRIB may pay to FSCM. The amount of dividends TRIB could pay FSCM as of March 31, 1996, without prior regulatory approval, which is limited by statute to the sum of net profits for the current year plus retained net profits of the preceding two years, was $6,071.

     Federal banking regulators (including the Federal Reserve Board which regulates FSCM), have established, and monitor compliance with, capital adequacy guidelines. These guidelines include the Tier 1 and total capital ratios which compare adjusted capital to that of risk weighted assets. Additionally, the leverage ratio is used to compare adjusted capital to total assets. A 3% minimum leverage ratio was established for institutions without any supervisory, financial or operational weaknesses or deficiencies. Most banking organizations, including FSCM and TRIB, are expected to maintain a leverage ratio of 100 to 200 basis points above this minimum depending on their financial condition. The capital guidelines established three measurement categories into which institutions are
     grouped;        well-capitalized,         adequately-capitalized        and
     less-than-adequately-capitalized. The table below reflects that FSCM and TRIB exceeded the regulatory capital guidelines for the well-capitalized status as of March 31, 1996 and 1995.

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)

                                                                                              Regulatory Requirements
                                                    FSCM                        TRIB          -----------------------
                                           -----------------------    -----------------------               Well
                                             1996         1995          1996         1995      Minimum   Capitalized
                                           ---------    ----------    ----------   ----------  --------- -----------
Risk-based capital ratios:
    Tier 1 capital ....................        8.97%         9.28%        10.56%       11.71%      4.00%     6.00%
    Total capital .....................       11.66         13.15         11.82        12.96       8.00     10.00
Leverage ratio ........................        6.83          6.78          8.05         8.56       3.00      5.00

Stockholders' equity ..................   $  24,287     $  21,961     $  28,519    $  26,606
Preferred stock limitation1 ...........          --          (706)           --           --
Net unrealized loss on available-
     for- sale securities, net of taxes         422            --           422           --
Intangible assets .....................        (140)         (193)           --           --
                                          --------------------------------------------------
     Tier 1 capital ...................      24,569        21,062        28,941       26,606
Supplementary capital .................       7,387         8,794         3,437        2,840
                                          --------------------------------------------------
     Total capital ....................   $  31,956     $  29,856     $  32,378    $  29,446
                                          ==================================================
Total adjusted average assets .........   $ 359,486     $ 310,820     $ 359,449    $ 310,785
                                          ==================================================
Risk weighted assets ..................   $ 273,981     $ 227,040     $ 273,972    $ 227,235
                                          ==================================================

1 Cumulative Preferred Stock is limited to 25% of the total Tier 1 capital; any excess qualifies as supplementary capital.

(16) Supplemental Disclosures of Cash Flow and Other Information

     Cash paid during the fiscal years ended March 31, 1996, 1995 and 1994 for:

                                          1996            1995           1994
                                         -------         -------        -------
Interest .......................         $15,213         $10,001        $ 9,462
Income taxes ...................           1,855           1,450          1,885

     During fiscal 1996 investment securities totaling $34,999 were reclassified from held-to-maturity to available-for-sale. See Note 1(b).

     The  consolidated   statements  of  cash  flows  excludes  certain  noncash
     transactions that had no significant effects on the investing or financing activities of FSCM.

(17) Fair Value of Financial Instruments

     The following information as of March 31, 1996 and 1995 was provided in compliance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." Quoted market prices, when available, were used as the measure of fair value. When quoted market prices were not available, fair values were based on discounted cash flow valuation techniques. These derived fair values, which were founded on assumptions relative to the timing of future cash flows and the discount rates, are inherently subjective in nature and involve matters of judgment. It is FSCM's intent to hold most of its financial instruments to maturity and therefore the fair values reflected below will probably not be realized. Because of the assumptions on which the fair market value information are based, FSCM's fair value information is not necessarily comparable to that of another financial institution. The aggregate fair value amounts presented should in no way be construed to represent management's estimation of the underlying value of FSCM as of March 31, 1996 or 1995.

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)


                                                                             1996                  1995
                                                                     -------------------   -----------------
                                                                     Carrying    Fair      Carrying   Fair
                                                                      Value      Value      Value     Value
                                                                     --------   --------   -------   -------
Financial Assets:
   Cash and due from banks ......................................    $ 14,423   $ 14,423   $13,955   $13,955
   Interest-bearing deposits with other financial
      institutions ..............................................       4,861      4,861       198       198
   Federal funds sold ...........................................      11,900     11,900    32,900    32,900
   Investment securities:
      Held to maturity ..........................................      29,115     29,072    71,822    69,852
      Available for sale ........................................      61,308     61,308        --        --
   Loans and leases, net ........................................     251,502    252,585   208,244   206,935
   Accrued interest receivable ..................................       2,653      2,653     1,960     1,960
   Other financial assets  ......................................         127        127       327       327

            Financial Liabilities:
               Deposits:
                  Demand ........................................      36,286     36,286    33,496    33,496
                  N.O.W. accounts ...............................      24,420     24,420    23,974    23,974
                  Savings  ......................................      41,814     41,814    42,823    42,823
                  Insured money market ..........................       8,638      8,638     8,830     8,830
                  Other time ....................................     190,660    192,030   162,488   161,137
               Securities sold under agreements to repurchase ...      48,846     48,805    33,371    33,297
               Other short-term borrowings ......................       1,500      1,500       366       366
               Notes payable ....................................       4,500      4,410     5,000     4,950
               Mandatory convertible debentures .................       1,250      1,250     1,250     1,250
               Other financial liabilities ......................       2,862      2,862     2,243     2,243

     The estimated fair values of investment securities were generally based on quoted market prices. For variable rate financial instruments, the carrying amount was considered to be a reasonable estimate of fair value. For fixed-rate financial instruments, the fair value was determined by discounting contractual cash flows using rates which could have been earned for assets and liabilities with similar characteristics issued as of the balance sheet date.

(18) Earnings Per Common Share Data

     The following information was used in the computation of earnings per common share on both a primary and fully diluted basis for the fiscal years ended March 31, 1996, 1995, and 1994:

                                                          1996         1995         1994
                                                       ---------    ---------    ---------
    Net income .....................................   $   3,553    $   3,068    $   2,333
    Accrued preferred dividends ....................        (598)        (594)        (584)
                                                       ---------    ---------    ---------
       Primary earnings ............................       2,955        2,474        1,749
    MCDs interest expense, net of tax ..............          68           61           45
    Accrued convertible preferred dividends ........         598          594          584
                                                       ---------    ---------    ---------
       Fully diluted earnings ......................   $   3,621    $   3,129    $   2,378
                                                       =========    =========    =========

    Weighted average common shares outstanding .....     175,123      174,079      173,611
    Weighted average common shares
       issuable upon conversion of:
       MCDs ........................................      50,000       50,000      50,000
       Class A Preferred Stock .....................      75,093       84,606       94,709
       Class B Preferred Stock .....................      11,111       11,111       11,111
       Class C Preferred Stock .....................      24,000       24,000       24,000
                                                       ---------    ---------    ---------
    Weighted average common and contingently
       issuable common shares outstanding ..........     335,327      343,796      353,431
                                                       =========    =========    =========

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)


     No conversions occurred during the years presented .

(19) Parent Company Only Financial Information

     Condensed financial information for FSCM was as follows:

 Balance Sheets
 March 31,                                          1996      1995
 -------------------------------------------------------------------

 Assets
 Cash and short-term investments ..............   $ 1,546   $  1,568
 Investment in TRIB ...........................    28,519     26,606
 Due from TRIB ................................        46         --
 Other assets .................................       141        423
 Deferred income taxes ........................         8          8
                                                  ------------------
          Total ...............................   $30,260    $28,605
                                                  ==================
 Liabilities and Stockholders' Equity
 Liabilities:
    Accounts payable and accrued liabilities ..   $   223   $    394
    Notes payable .............................     4,500      5,000
    Mandatory convertible debentures ..........     1,250      1,250
                                                  ------------------
          Total liabilities ...................     5,973      6,644
                                                  ------------------
Stockholders' equity:
      Preferred Stock .........................     6,520      6,520
      Common Stock ............................   170 170
      Capital surplus .........................     2,574      2,521
      Net unrealized loss on available-for-sale
         securities, net of taxes .............      (422)        --
      Retained earnings .......................    20,694     18,047
      Treasury Stock ..........................    (5,249)    (5,297)
                                                  ------------------
            Total stockholders' equity ........    24,287     21,961
                                                  ------------------
            Total .............................   $30,260    $28,605
                                                  ==================

Statements of Income
Years Ended March 31,                                 1996     1995     1994
- -----------------------------------------------------------------------------

Operating revenue:
   Dividends received from TRIB                       1,813   $1,562   $1,500
   Other income ..................................       44       45       74
                                                     ------   ------   ------
         Total operating revenue .................    1,857    1,607    1,574
                                                     ------   ------   ------
Operating expenses:
   Professional fees .............................      192      206      220
   Other operating expenses ......................      252      550      248
   Interest expense:
      Interest on notes payable ..................      425      425      411
      Interest on mandatory convertible debentures      103       92       69
                                                     ------   ------   ------
         Total operating expenses ................      958      971    1,264
                                                     ------   ------   ------
         Net operating  income ...................      636      310      899
Equity in undistributed earnings of TRIB .........    2,335    2,118    1,618
                                                     ------   ------   ------
      Income before income tax benefit ...........    3,234    2,754    1,928
Income tax benefit ...............................      319      314      405
                                                     ------   ------   ------
Net income .......................................   $3,553   $3,068   $2,333
                                                     ======   ======   ======

Financial Services Corporation of the Midwest
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)


Statements of Cash Flows
Years Ended March 31,                                              1996      1995      1994
- --------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income .................................................   $ 3,553  $ 3,068   $ 2,333
   Adjustments to reconcile net income to
            Net cash provided by operating activities:
            Depreciation and amortization .....................        53       53       305
            Equity in undistributed earnings of subsidiaries ..    (2,335)  (2,118)   (1,618)
            (Increase) decrease in other assets ...............       183     (146)       70
            Increase (decrease) in other liabilities ..........      (171)     118       (43)
                                                                  -------   ------   -------
    Net cash provided by operating activities .................     1,283      975     1,047
                                                                  -------   ------   -------
Cash Flows From Financing Activities:
    Payments on notes payable .................................      (500)      --        --
    Cash dividends paid .......................................      (906)    (848)     (859)
    Sale of Treasury Stock ....................................       101       85        --
                                                                  -------   ------   -------
       Net cash used by financing activities ..................    (1,305)    (774)     (848)
                                                                  -------   ------   -------
       Net increase (decrease) in cash and cash equivalents ...       (22)     201       199
       Cash and cash equivalents at the beginning of the year .     1,568    1,367     1,168
                                                                  -------  -------   -------
    Cash and cash equivalents at the end of the year ..........   $ 1,546  $ 1,568   $ 1,367
                                                                  =======  =======   =======

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

Part III

Item 10. Directors and  Executive Officers of the Registrant

         (a)      Executive Officers and Directors

                  The executive officers and directors of FSCM and TRIB as of May 31, 1996 are as follows:

     Name             Age                    Title
- -------------------------------------------------------------------------------
Benjamin D. Farrar     67    Chairman of the Board of FSCM and TRIB

Douglas M. Kratz       45    President, Chief Executive Officer, Chief
                             Financial Officer, Secretary, and Director of
                             FSCM; Vice Chairman of the Board of TRIB

John T. Kustes         45    Treasurer, and Director of FSCM; Senior Vice
                             President, Senior Operations Officer,
                             Assistant Secretary and Director of TRIB

Perry B. Hansen        48    Director of FSCM; President, Chief Executive
                             Officer, Secretary and Director of TRIB

Jean M. Hanson         38    Controller of FSCM; Controller and Vice President
                             of TRIB

Richard J. Carlson     44    Chief Operating Officer and Senior Lending Officer
                             of TRIB

Donald P. Ackerman     62    Executive Vice President and Commercial Loan
                             Manager of TRIB

J. Bryant Goodall      43    Vice President and Senior Trust Officer of TRIB

Benjamin D. Farrar has been Chairman of FSCM since March 1991 and a Director of FSCM since July 1974. From 1960 until he semi-retired in 1985, Mr. Farrar was actively involved as President and Director of Ben Farrar and Co., Inc., an insurance agency located in Rock Island, Illinois. Mr. Farrar continues to maintain interests in insurance and real estate management. Mr. Farrar has been a Director of TRIB since 1969 and Chairman of TRIB since March 1991.

Douglas M. Kratz has been President, Chief Executive Officer, Secretary, and a Director of FSCM and a Director of TRIB since 1985, and was appointed Vice Chairman of the Board of TRIB in 1993. Mr. Kratz is also an officer of Richey Corporation, Rock Island, Illinois, a consulting firm which provides services to various financial institutions and non-banking industries, including FSCM. See "Item 13 Certain Relationships and Related Transactions."

John T. Kustes is Senior Vice President and Senior Operations Officer of TRIB and has held positions in TRIB's operations department for more than the past five years and has been a Director of FSCM and TRIB since March 1991. Mr. Kustes has been an officer of FSCM since 1986 and currently serves as FSCM's Treasurer.

Perry B. Hansen has been the President, Chief Executive Officer, Secretary, and a Director of TRIB and a Director of FSCM since 1985.

Jean M. Hanson has been the Controller of FSCM and TRIB since December 1984 and Vice President at TRIB since August 1995.

Richard J. Carlson joined TRIB as Senior Vice President - Loans in January 1994 and was appointed Chief Operating Officer and Senior Lending Officer in March 1995. Until his employment with TRIB, he had been employed as Vice President for Firstar Bank Cedar Rapids, N.A., Cedar Rapids, Iowa, since February 1992. Mr. Carlson's previous work experience also includes serving as President of Security Savings Bank, Eagle Grove, Iowa, from November 1991 through February 1992, and as Executive Vice President of Iowa State Savings Bank, Clinton, Iowa, from January 1979 through November 1991.

Donald P. Ackerman was Senior Vice President of TRIB from February 1992 until March 1995 when he was appointed Executive Vice President and Commercial Loan Manager. Prior to February 1992, Mr. Ackerman was self-employed, performing independent loan reviews for various financial institutions.

J. Bryant Goodall has serves as Vice President of TRIB's trust department for more than the past five years. In February 1996 he was also appointed Senior Trust Officer.

All of the Directors of FSCM and TRIB hold office until the next shareholders' meeting and until their successors are duly elected and qualified or until their earlier death, resignation or removal from office. The executive officers of FSCM and TRIB are elected annually by the respective Boards of Directors and hold office until their successors are appointed and qualified or until their earlier death, resignation, or removal from office.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

As required by rules adopted by the Securities and Exchange Commission ("SEC") under Section 16(a) of the Securities Exchange Act of 1934, FSCM's directors and executive officers are required to file with the SEC reports regarding their ownership of FSCM's capital stock and any subsequent changes in such ownership. FSCM believes that during fiscal 1996, all of these filing requirements were satisfied except that on May 7, 1996, a Statement of Changes in Beneficial Ownership on Form 4 was filed on behalf of Douglas M. Kratz. The Form 4 for Mr. Kratz was due on or before January 10, 1996. FSCM undertakes to make such filings on behalf of its directors and executive officers and believes that it is now taking steps to assure compliance with these SEC filing requirements.

Item 11.  Executive Compensation

         (b)      Summary Compensation Table

                                                                                              Annual Compensation
                                                                                          --------------------------
Director or Executive Officer.....................................              Year        Salary           Bonus     Compensation1
                                                                                ----      -----------      ---------   -------------
Douglas M. Kratz                                                                1996      $       ---      $     ---      $ 21,575
President, Chief Executive Officer, Chief Financial Officer, Secretary          1995              ---            ---        22,288
and Director of FSCM and Vice Chairman of the Board of TRIB                     1994              ---            ---        21,350

Perry B. Hansen                                                                 1996          182,706         66,000        21,575
Director of FSCM and President, Chief Executive Officer,                        1995          176,526         21,888        21,125
Secretary and Director of TRIB                                                  1994          167,177         72,000        21,238

John T. Kustes                                                                  1996           75,507         16,380        21,575
Treasurer and Director of FSCM and Senior Vice President, Senior                1995           72,766          5,408        21,738
Operating Officer, Assistant Secretary and Director of TRIB                     1994           68,931         18,000        21,263

Richard J. Carlson                                                              1996          100,227         28,500        10,900
Chief Operating Officer and Senior Lending Officer of TRIB                      1995           85,965          6,180        11,750
                                                                                1994            9,508            ---           338

Donald P. Ackerman                                                              1996           97,721         14,140        10,900
Executive Vice President and Commercial Loan                                    1995           94,091          4,532        11,750
Manager of TRIB                                                                 1994           89,368         17,120        11,038

1 Consists of compensation received from participation in director and committee meetings.

(f)  Compensation of Directors

     Directors receive fees of $350 per FSCM Board of Directors' meeting and $500 per TRIB Board of Directors' meeting, regardless of whether they attend the meeting. Members of TRIB's Loan and Trust Committees receive $50 per hour for attended meetings of these Committees. During the fiscal year ended March 31, 1996, Benjamin D. Farrar, Jr. received cash compensation and bonus of $24,720 and $9,000, respectively, for the performance of administrative responsibilities relating to his position as Chairman of the Board and Patricia J. Farrar received cash compensation of $6,475 for the performance of her duties as a Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of May 31, 1996 regarding the beneficial ownership of FSCM's Common Stock and includes information regarding FSCM's other classes of equity securities by each person who is known by FSCM to beneficially own more than 5% of FSCM's Common Stock, by each of FSCM's Directors, by each person named in the summary compensation table and by all Directors and executive officers as a group.

                                           Number of Shares of Common        Percent of Outstanding
Name and Address of Beneficial Owner      Stock Beneficially Owned(1)(2)    Shares of Common Stock(2)
- ------------------------------------      ------------------------------    -------------------------

Perry B. Hansen                                    66,963  (3)                    32.1%
(3)
224 - 18th Street, Suite 202
Rock Island, IL 61201-8719

Douglas M. Kratz                                   67,319  (4)                    32.3%
(4)
224 - 18th Street, Suite 202
Rock Island, IL 61201-8719

Benjamin D. Farrar, Jr.                            21,711  (5)                    10.9% (5)
224 - 18th Street, Suite 202
Rock Island, IL 61201-8719

Marshall & Ilsley Corporation                      20,211                         11.4%
770 North Water Street
Milwaukee, WI 53202

Ira J. and Donna L. Weindruch                      20,000  (6)                    10.2% (6)
151-  35th Avenue
Rock Island, IL 61201-6133

Miriam Friedman                                      9,792                          5.5%
1337 - 21st Avenue
Rock Island, IL 61201-4412

John T. Kustes                                        1,564  (7)                     *
224 - 18th Street, Suite 202
Rock Island, IL 61201-8719

Richard J. Carlson                                        0                          *
224 - 18th Street, Suite 202
Rock Island, IL 61201-8719

Donald P. Ackerman                                        0                          *
224 - 18th Street, Suite 202
Rock Island, IL 61201-8719

All executive officers and directors                159,000  (8)                    60.8%(2)
    as a group (9 persons)

*    Less than one percent (1%).

(1) Unless otherwise indicated, each person or group has sole voting and investment power with respect to all outstanding shares.

(2) The amount of shares beneficially owned and the percentage calculation for each individual includes all shares of Common Stock that each such individual may obtain upon the conversion of mandatory convertible debentures issued by FSCM ("MCDs") or other classes of FSCM's Preferred Stock presently outstanding. The percentage calculation for each individual is based upon 176,611 shares of Common Stock outstanding at May 31, 1996, plus all shares of Common Stock that each such individual may obtain upon the conversion of MCDs or other classes of Preferred Stock presently outstanding.





(3) Includes 10,000 shares of Common Stock into which $250,000 in principal amount of MCDs owned by Mr. Hansen are convertible; 10,000 shares of Common Stock which may be acquired upon conversion of MCDs in the principal amount of $250,000 now owned by Mr. Ira J. Weindruch and Mrs. Donna Weindruch (Mr. Weindruch's spouse) as shown in this table but which are purchasable by Mr. Hansen upon exercise of an option owned by him; 3,700 shares of Common Stock into which 333 shares of Class B Preferred Stock owned by Mr. Hansen are convertible; 8,000 shares of Common Stock into which 800 shares of Class C Preferred Stock owned by Mr. Hansen are convertible; 3,663 shares held under TRIB's 401(k) plan on behalf of Mr. Hansen; and 499 shares held by Smith Barney on behalf of Mr. Hansen as part of his individual retirement plan. The acquisition of certain amounts of Common Stock upon conversion of the Class B or Class C Preferred Stock or the MCDs would require prior approval by the Federal Reserve Board if such acquisition constituted a change in control under the Bank Holding Company Act of 1956 ("Holding Company Act").

(4) Includes 10,000 shares of Common Stock into which $250,000 in principal amount of MCDs owned by Mr. Kratz are convertible; 10,000 shares of Common Stock which may be acquired upon conversion of $250,000 in principal amount of MCDs now owned by Mr. and Mrs. Weindruch as shown in this Table but which are purchasable by Mr. Kratz upon exercise of an option owned by him; 3,700 shares of Common Stock into which 333 shares of Class B Preferred Stock owned by Mr. Kratz are convertible; and 8,000 shares of Common Stock into which 800 shares of Class C Preferred Stock owned by Mr. Kratz are convertible. The acquisition of certain amounts of Common Stock upon conversion of the Class B or Class C Preferred Stock or the MCDs would require prior approval by the Federal Reserve Board if such acquisition constituted a change in control under the Holding Company Act.

(5) Includes 10,000 shares of Common Stock into which $250,000 in principal amount of MCDs owned by Mr. Farrar are convertible; 3,711 shares of Common Stock into which 334 shares of Class B Preferred Stock owned by Mr. Farrar are convertible; and 8,000 shares of Common Stock into which 800 shares of Class C Preferred Stock owned by Mr. Farrar are convertible. In addition, Mr. Farrar's family members own 12,284 shares of Common Stock, the beneficial ownership of which is disclaimed by Mr. Farrar.

(6) Consists of 20,000 shares of Common Stock which may be acquired upon conversion of $500,000 in principal amount of MCDs owned by Mr. and Mrs. Weindruch but which are purchasable under options granted by them to Messrs. Hansen and Kratz, as described in Footnotes 3 and 4 above. Such 20,000 shares are shown in the Table as also being owned by Mr. Hansen (10,000 shares) and Mr. Kratz (10,000 shares).

(7) Includes 1,414 shares of Common Stock held under TRIB's 401(k) plan on behalf of Mr. Kustes.

(8) Consists of the shares of Common Stock described in the above table and in Footnotes 3, 4, 5, and 7 (including shares that may be acquired upon the conversion of MCDs or Preferred Stock) and an additional 1,443 shares held under TRIB's 401(k) plan on behalf of Mrs. Jean M. Hanson.

Item 13.  Certain Relationships and Related Transactions.

         Richey Corporation ("Richey") provides to FSCM and TRIB various services, including services related to strategic planning, regulatory matters, accounting, auditing, income taxes, and loan administration, pursuant to a Services Agreement by and between Richey and FSCM dated March 23, 1995. Mr. Douglas M. Kratz, the President, Chief Executive Officer, Secretary, and a Director of FSCM and Vice Chairman of the Board of TRIB, is the Secretary and Treasurer of Richey. During the fiscal year ended March 31, 1996, Richey received $179,889 under this Agreement, plus a bonus of $63,750. During fiscal 1995, Richey received $170,947 under the Agreement, plus a bonus of $20,000.

         Messrs. Douglas M. Kratz, Perry B. Hansen, and Benjamin D. Farrar, Jr. together own MCDs in the total aggregate principal amount of $750,000. Pursuant to a Subordination Agreement by and among Messrs. Kratz, Hansen and Farrar, they have agreed to subordinate the payment of such MCDs to the payment of the Notes.

         FSCM and TRIB obtain a portion of their insurance through Ben Farrar & Company, Inc. This agency is owned by Messrs. Benjamin D. Farrar, III and Thomas A. Farrar, sons of Benjamin D. Farrar, Jr., the Chairman of the Board of FSCM and TRIB. During the years ended March 31, 1996 and 1995, FSCM and TRIB paid to Ben Farrar & Company, Inc. insurance premiums of $79,804 and $62,741, respectively.

         TRIB has had, and expects to have in the future, banking transactions in the ordinary course of business with executive officers and Directors of FSCM and TRIB or with an affiliate of such person. Such transactions have been and will be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not and will not involve more than normal risk of collectibility. The dollar amounts outstanding owed to FSCM of these loans made to all of the executive officers and Directors and their affiliates was $86,000 and $61,000 as of March 31, 1996 and 1995, respectively.

         All future and ongoing transactions between FSCM and TRIB and their affiliates, including Richey, will be on terms no more favorable than could be obtained from unaffiliated parties and will be approved by a majority of the Directors of FSCM not interested in the transaction.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Exhibits.

            3.1 Certificate of Incorporation of FSCM in effect on the date hereof filed as Exhibit 3.1 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            3.2    Bylaws of FSCM in effect on the date hereof  filed as Exhibit
                   3.2 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            4.1 Form of Indenture filed as Exhibit 4.1 to Amendment No. 1 to Form SB-2 dated December 7, 1992 which is incorporated herein by reference.

            4.2 Specimen of 8.50% Notes Due 1999 filed as Exhibit 4.2 to Amendment No. 1 to Form SB-2 dated December 7, 1992 which is incorporated herein by reference.

            4.3    Form of Class A Preferred Stock  Certificate filed as Exhibit
                   4.3 to Amendment No. 1 to Form SB-2 dated December 7, 1992 which is incorporated herein by reference.

            4.4 Resolutions adopted by FSCM's Board of Directors on November 19, 1992 as certified by FSCM's secretary, which resolutions set forth the terms of the Class A Preferred Stock filed as
                   Exhibit 4.4 to Amendment No. 1 to Form SB-2 dated December 7, 1992 which is incorporated herein by reference.

            4.5 Certificate of Designation filed as Exhibit 4 to Form 10-QSB for the quarter ended December 31, 1992 which is incorporated herein by reference.

            4.6 Correspondence dated October 20, 1994, from FSCM to M&I First National Bank's Trust Department ("M&I First") requesting the Trustee's solicitation of note holders to amend a covenant restricting capital expenditures filed as Exhibit 4.1 to Form 10-QSB for the quarter ended December 31, 1994 which is incorporated herein by reference.

            4.7 Correspondence dated November 3, 1994 from M&I First soliciting note holders filed as Exhibit 4.2 to Form 10-QSB for the quarter ended December 31, 1994 which is incorporated herein by reference.

            4.8 Correspondence dated November 22, 1994 from M&I First notifying FSCM of the positive note holder solicitation results filed as Exhibit 4.3 to Form 10-QSB for the quarter ended December 31, 1994 which is incorporated herein by reference.

            10.1 Services Agreement for Financial Services Corporation of the Midwest by and between Richey Corporation and FSCM dated March 23, 1995 filed as Exhibit 10.1 to Form 10-KSB for the fiscal year ended March 31, 1995 which is incorporated herein by reference.

            10.2 Form of Subordination Agreement by and among FSCM, Douglas M. Kratz, Perry B. Hansen and Benjamin D. Farrar, Jr. pursuant to which Messrs. Kratz, Hansen, and Farrar have agreed to subordinate the payment of $750,000 in principal amount of MCDs held by them to payment of the Notes filed as Exhibit
                   10.2 to Amendment No. 1 to Form SB-2 dated December 7, 1992 which is incorporated herein by reference.

            10.3 Letter from M&I Marshall & Ilsley Bank ("M&I Bank") to FSCM dated as of December 15, 1992 setting forth the terms of loans made by M&I Bank to FSCM filed as Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 1993 which is incorporated herein by reference.

            10.4 Demand Business Note executed by FSCM in favor of M&I Bank in the original principal amount of $10,000,000 dated as of March 14, 1996.

            10.5 Collateral Pledge Agreement executed by FSCM in favor of M&I Bank and Master Continuing Consent to Pledge dated March 29, 1991 filed as Exhibit 10.5 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.6 Summary of Material Terms of Directors' and Officers' Liability Policy covering the policy period from October 18, 1995 to October 18, 1996 filed as Exhibit 10.6 to Form 10-Q for the quarter ended December 31, 1995 which is incorporated herein by reference.

            10.7 Administrative Responsibilities of Benjamin D. Farrar filed as Exhibit 10.7 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.8 Letter setting forth terms of contract of employment of Donald P. Ackerman dated January 27, 1992 filed as Exhibit
                   10.8 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.9 Data Processing Services Agreement by and between M&I Data Services, Inc. and FSCM dated October 1, 1994, including all addenda thereto filed as Exhibit 10.1 to Form 10-QSB on February 10, 1995 which is incorporated herein by reference.

            10.10 Promissory Note executed by FSCM in favor of Benjamin D. Farrar, Jr. in the original principal amount of $85,000 dated March 31, 1989 and accompanying Mandatory Stock Purchase Contract by and between FSCM and Benjamin D. Farrar, Jr. dated March 31, 1989 filed as Exhibit 10.10 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.11 Promissory Note executed by FSCM in favor of Perry B. Hansen in the original principal amount of $85,000 dated March 31, 1989 and accompanying Mandatory Stock Purchase Contract by and between FSCM and Perry B. Hansen dated March 31, 1989 filed as Exhibit 10.11 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.12 Promissory Note executed by FSCM in favor of Sandra K. Kratz in the original principal amount of $85,000 dated March 31, 1989 and accompanying Mandatory Stock Purchase Contract by and between FSCM and Sandra K. Kratz dated March 31, 1989 filed as Exhibit 10.12 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.13 Promissory Note executed by FSCM in favor of Bernard F. Weindruch in the original principal amount of $85,000 dated March 31, 1989 and accompanying Mandatory Stock Purchase Contract by and between FSCM and Bernard F. Weindruch dated March 31, 1989 filed as Exhibit 10.13 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.14 Promissory Note executed by FSCM in favor of Ira J. Weindruch in the original principal amount of $85,000 dated March 31, 1989 and accompanying Mandatory Stock Purchase Contract by and between FSCM and Ira J. Weindruch dated March 31, 1989 filed as Exhibit 10.14 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.15 Promissory Note executed by FSCM in favor of Benjamin D. Farrar, Jr., in the original principal amount of $165,000 dated April 17, 1989 and accompanying Mandatory Stock Purchase Contract by and between FSCM and Benjamin D. Farrar, Jr., dated April 17, 1989 filed as Exhibit 10.15 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.16 Promissory Note executed by FSCM in favor of Perry B. Hansen in the original principal amount of $165,000 dated April 17, 1989 and accompanying Mandatory Stock Purchase Contract by and between FSCM and Perry B. Hansen dated April 17, 1989 filed as Exhibit 10.16 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.17 Promissory Note executed by FSCM in favor of Sandra K. Kratz in original principal amount of $165,000 dated April 17, 1989 and accompanying Mandatory Stock Purchase Contract by and between FSCM and Sandra K. Kratz dated April 17, 1989 filed as Exhibit 10.17 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.18 Promissory Note executed by FSCM in favor of Bernard F. Weindruch in the original principal amount of $165,000 dated April 17, 1989 and accompanying Mandatory Stock Purchase Contract by and between FSCM and Bernard F. Weindruch dated April 17, 1989 filed as Exhibit 10.18 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.19 Promissory Note executed by FSCM in favor of Ira J. Weindruch in the original principal amount of $165,000 dated April 17, 1989 and accompanying Mandatory Stock Purchase Contract by and between FSCM and Ira J. Weindruch dated April 17, 1989 filed as Exhibit 10.19 to Form SB-2 on November 7, 1992 which is incorporated herein by reference.

            10.20 Agreement Regarding Transfer of Promissory Notes, Mandatory Stock Purchase Contracts and subscription Agreements by and among Bernard F. Weindruch, as transferor, Ira J. Weindruch, as Transferee, and FSCM dated March 28, 1991 filed as Exhibit
                   10.20 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.21 Agreement Regarding Transfer of Promissory Notes, Mandatory Stock Purchase Contracts and subscription Agreements by and among Ira J. Weindruch, as transferor, Donna L. Weindruch, as transferee, and FSCM dated June 12, 1991 filed as Exhibit
                   10.21 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.22 Agreement Regarding Transfer of Promissory Notes, Mandatory Stock Purchase Contracts and subscription Agreements by and among Sandra J. Kratz, as transferor, Douglas M. Kratz, as transferee, and FSCM dated February 1, 1991 filed as Exhibit
                   10.22 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.23 Purchase Option agreement by and among Ira J. Weindruch and Donna L. Weindruch, as grantors, and Perry B. Hansen, as grantee, dated July 6, 1992 filed as Exhibit 10.23 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.24 Purchase Option Agreement by and among Ira J. Weindruch and Donna L. Weindruch, as grantors, and Douglas M. Kratz, as grantee, dated July 6, 1992 filed as Exhibit 10.24 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

            10.25 Conversion Date Extension Agreements by and between FSCM and Benjamin D. Farrar, Jr., dated March 23, 1995 pertaining to the Mandatory Stock Purchase Contracts, Promissory Notes, and Subscription Agreements dated March 31, 1989 and April 17, 1989 filed as Exhibit 10.25 to Form 10-KSB for the fiscal year ended March 31, 1995 which is incorporated herein by reference.

            10.26 Conversion Date Extension Agreements by and between FSCM and Douglas M. Kratz, dated March 23, 1995 pertaining to the Mandatory Stock Purchase Contracts, Promissory Notes, and Subscription Agreements dated March 31, 1989 and April 17, 1989 filed as Exhibit 10.26 to Form 10-KSB for the fiscal year ended March 31, 1995 which is incorporated herein by reference.

            10.27 Conversion Date Extension Agreements by and between FSCM and Perry B. Hansen, dated March 23, 1995 pertaining to the Mandatory Stock Purchase Contracts, Promissory Notes, and Subscription Agreements dated March 31, 1989 and April 17, 1989 filed as Exhibit 10.27 to Form 10-KSB for the fiscal year ended March 31, 1995 which is incorporated herein by reference.

            10.28 Conversion Date Extension Agreements by and between FSCM, Perry B. Hansen, and Ira J. Weindruch and Donna L. Weindruch, dated March 23, 1995 pertaining to the Mandatory Stock Purchase Contracts, Promissory Notes, and Subscription Agreements, dated March 31, 1989 and April 17, 1989 filed as
                   Exhibit 10.28 to Form 10-KSB for the fiscal year ended March 31, 1995 which is incorporated herein by reference.

            10.29 Conversion Date Extension Agreements by and between FSCM, Douglas M. Kratz, and Ira J. Weindruch and Donna L. Weindruch, dated March 23, 1995 pertaining to the Mandatory Stock Purchase Contracts, Promissory Notes, and Subscription Agreements, dated March 31, 1989 and April 17, 1989 filed as
                   Exhibit 10.29 to Form 10-KSB for the fiscal year ended March 31, 1995 which is incorporated herein by reference.

            10.30  Tax  Allocation  Agreement  dated  August  19,  1993 filed as
                   Exhibit 10.30 to Form 10-KSB for the fiscal year ended March 31, 1995 which is incorporated herein by reference.

            10.31 THE Rock Island Bank Employee Savings Trust Plan Document for the 401(k) plan established April 1, 1986 filed as Exhibit
                   10.31 to Form 10-KSB for the fiscal year ended March 31, 1995 which is incorporated herein by reference.

            10.32  Agreement Regarding  Convertible  Securities filed as Exhibit
                   10.1 to Form 10-QSB for the quarter ended December 31, 1992 which is incorporated herein by reference.

            22.    Subsidiary of the registrant as filed herein.

         (b) Reports on Form 8-K:

             There were no exhibits or reports filed on Form 8-K filed during the quarter ended March 31, 1996.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FINANCIAL SERVICES CORPORATION
                                    OF THE MIDWEST


Date  June 21, 1996                 By /S/ Douglas M. Kratz,
      -----------------                -----------------------------------------
                                       Douglas M. Kratz,
                                       President, Chief Executive Officer,
                                       Chief Financial Officer,
                                       Secretary and Director


Date  June 21, 1996                  By /S/ Jean M. Hanson
      ----------------                  ----------------------------------------
                                        Jean M. Hanson,
                                        Controller and Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date  June 21, 1996                  By /S/ Benjamin D. Farrar, Jr.
      -----------------                 ----------------------------------------
                                        Benjamin D. Farrar, Jr.,
                                        Chairman of the Board


Date  June 21, 1996                  By /S/ Perry B. Hansen
      ------------------                ----------------------------------------
                                        Perry B. Hansen,
                                        Director

Date  June 21, 1996                  By /S/ John T. Kustes
      ------------------                ----------------------------------------
                                        John T. Kustes,
                                        Treasurer and Director