Form 10-Q
period 1996-06-30
FINANCIAL SERVICES CORPORATION OF THE MIDWEST
filed 1996-08-14
CIK 35838

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934


                  For the quarterly period ended: June 30, 1996

                         Commission File Number: 0-8673

                  Financial Services Corporation of the Midwest
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             36-2301786
- -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

         224 - 18th Street, Suite 202, Rock Island, Illinois 61201-8719
         --------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (309) 794-1120
                         -------------------------------
                         (Registrant's telephone number)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: Common Stock, $.50 Par Value, 176,611 Shares

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST


                                      INDEX



Part I - Financial Information

         Item 1 - Unaudited Financial Statements:

                    Consolidated Balance Sheets -- June 30, 1996 and
                         March 31, 1996

                    Consolidated Statements of Income --
                         Three Months Ended June 30, 1996 and 1995

                    Consolidated Statements of Stockholders' Equity --
                         Three Months Ended June 30, 1996 and 1995

                    Consolidated Statements of Cash Flows --
                         Three Months Ended June 30, 1996 and 1995

                    Notes to Consolidated Financial Statements

        Item 2 - Management's Discussion and Analysis of
                    the Financial Condition and Results of Operations

Part II -- Other Information and Signatures

FINANCIAL SERVICES CORPORATION OF THE MIDWEST
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                                 (Unaudited)
                                                                                                         ---------------------------
                                                                                                          June 30,         March 31,
                                                                                                            1996             1996
                                                                                                         ---------        ----------
ASSETS

Cash and due from banks ..........................................................................       $  13,479        $  14,423
Interest-bearing deposits with other financial institutions ......................................           4,890            4,861
Investment securities:
    Held-to-maturity (approximate market value June 30, 1996-$34,176 and
        March 31, 1996-$29,072) ..................................................................          34,468           29,115
    Available-for-sale (amortized cost June 30, 1996-$67,662 and March 31, 1996-$61,948) .........          66,115           61,308
Federal funds sold ...............................................................................           3,700           11,900

Loan and direct financing leases .................................................................         256,877          255,965
    Less:  Allowance for possible loan and lease losses ..........................................          (4,830)          (4,463)
                                                                                                         ---------        ---------
        Total loans and leases, net ..............................................................         252,047          251,502

Premises, furniture and equipment, net ...........................................................           5,801            5,953
Accrued interest receivable ......................................................................           3,260            2,653
Other real estate, net ...........................................................................             151              457
Other assets .....................................................................................           5,261            4,795
                                                                                                         ---------        ---------
        Total ....................................................................................       $ 389,172        $ 386,967
                                                                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
    Non-interest-bearing demand ..................................................................       $  33,001        $  36,286
    Interest-bearing:
        N.O.W. accounts ..........................................................................          24,035           24,420
        Savings ..................................................................................          41,053           41,814
        Insured money market .....................................................................          16,618            8,638
        Other time ...............................................................................         188,739          190,660
                                                                                                         ---------        ---------
        Total deposits ...........................................................................         303,446          301,818

Accounts payable and accrued liabilities .........................................................           6,023            4,766
Securities sold under agreements to repurchase ...................................................          46,963           48,846
Other short-term borrowings ......................................................................           2,500            1,500
Notes payable ....................................................................................           4,500            4,500
Mandatory convertible debentures .................................................................           1,250            1,250
                                                                                                         ---------        ---------
        Total liabilities ........................................................................         364,682          362,680
                                                                                                         ---------        ---------
Stockholders' equity:
Capital stock:
    Preferred, no par value; authorized, 100,000 shares:
        Class A Preferred Stock, stated value $100 per share; authorized, 50,000 shares;
           issued and outstanding:  50,000 shares ................................................           5,000            5,000
        Class B Preferred Stock, stated value $500 per share; authorized, 1,000 shares;
           issued and outstanding:  1,000 shares .................................................             500              500
        Class C Preferred Stock, stated value $425 per share; authorized, 2,400 shares;
           issued and outstanding:  2,400 shares .................................................           1,020            1,020
    Common, par value $.50 per share; authorized, 600,000 shares;
        issued:  340,662 shares;
        outstanding:  176,611 shares .............................................................             170              170
Capital surplus ..................................................................................           2,574            2,574
Net unrealized loss on available-for-sale securities .............................................          (1,022)            (422)
Retained earnings ................................................................................          21,497           20,694
Treasury stock ...................................................................................          (5,249)          (5,249)
                                                                                                         ---------        ---------
           Total stockholders' equity ............................................................          24,490           24,287
                                                                                                         ---------        ---------
        Total ....................................................................................       $ 389,172        $ 386,967
                                                                                                         =========        =========

See accompanying notes to consolidated financial statements.

FINANCIAL SERVICES CORPORATION OF THE MIDWEST
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

                                                                                     (Unaudited)
                                                                                 Three Months Ended
                                                                                        June 30
                                                                                 -------------------
                                                                                   1996        1995
                                                                                 --------   --------
Interest Income:
    Interest and fees on loans and leases ....................................   $  6,585   $  5,458
    Interest on investment securities ........................................      1,433      1,029
    Interest on federal funds sold ...........................................         72        489
    Interest on interest-bearing deposits with other financial  institutions .         64          3
                                                                                 --------   --------
        Total interest income ................................................      8,154      6,979
                                                                                 --------   --------
Interest expense:
    Interest on deposits .....................................................      3,397      3,075
    Interest on securities sold under agreements to repurchase ...............        625        506
    Interest on other short-term borrowings ..................................         23         13
    Interest on notes payable ................................................         95        106
    Interest on mandatory convertible debentures .............................         24         27
                                                                                 --------   --------
        Total interest expense ...............................................      4,164      3,727
                                                                                 --------   --------
        Net interest income ..................................................      3,990      3,252
Provision for possible loan and lease losses .................................        525        430
                                                                                 --------   --------
        Net interest income after provision for possible loan and lease losses      3,465      2,822
                                                                                 --------   --------
Other income:
    Trust fees ...............................................................        100        112
    Loan servicing fees ......................................................        178        168
    Gain on sales of loans and leases ........................................        112         91
    Service charges on deposit accounts ......................................        274        263
    Insurance commissions ....................................................         79         75
    Other ....................................................................        132        104
                                                                                 --------   --------
        Total other income ...................................................        875        813
                                                                                 --------   --------
Other expenses:
    Salaries and employee benefits ...........................................      1,594      1,368
    Occupancy, net ...........................................................        205        163
    Insurance ................................................................         28        174
    Equipment ................................................................        238        162
    Data processing ..........................................................        172        137
    Advertising ..............................................................        121        115
    Other operating ..........................................................        399        491
                                                                                 --------   --------
        Total other expenses .................................................      2,757      2,610
                                                                                 --------   --------
        Income before income taxes ...........................................      1,583      1,025
Income taxes .................................................................        543        339
                                                                                 --------   --------
Net income ...................................................................   $  1,040   $    686
                                                                                 ========   ========

Net income available for Common Stock ........................................   $    891   $    537
                                                                                 ========   ========
Earnings per common share:
Primary ......................................................................   $   5.04   $   3.07
                                                                                 ========   ========

Fully diluted ................................................................   $   3.18   $   2.08
                                                                                 ========   ========

Weighted average common shares outstanding ...................................    176,611    175,111
                                                                                 ========   ========

Weighted average common and contingently issuable common shares outstanding ..    332,176    338,608
                                                                                 ========   ========

See accompanying notes to consolidated financial statements.

FINANCIAL SERVICES CORPORATION OF THE MIDWEST
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                     Net
                                                                                                 Unrealized
                                                                                                  Loss on
                                                          Preferred Stock                        Available-
Three Months Ended                                  -------------------------  Common    Capital  For-Sale   Retained   Treasury
June 30, 1996 (Unaudited)                           Class A  Class B  Class C   Stock    Surplus Securities1 Earnings    Stock
- -------------------------                           -------  -------  -------  -------   ------- ----------- --------   --------

Balance at March 31, 1996........................   $5,000   $  500    $1,020  $   170    $2,574 $    (422)  $20,694    $(5,249)
Net income   ....................................      ---      ---      ---       ---       ---       ---     1,040        ---
Change in net unrealized loss on
   available-for-sale securities1 ...............      ---      ---       ---      ---       ---      (600)      ---        ---
Cash dividends declared:
   Class A Preferred, $2.31 per share............      ---      ---       ---      ---       ---       ---      (116)       ---
   Class B Preferred, $11.53 per share...........      ---      ---       ---      ---       ---       ---       (12)       ---
   Class C Preferred, $9.03 per share............      ---      ---       ---      ---       ---       ---       (21)       ---
   Common, $0.50 per share ......................      ---      ---       ---      ---       ---       ---       (88)       ---
                                                    ------   ------    ------   ------    ------   -------   -------    -------
Balance at June 30, 1996.........................   $5,000   $  500    $1,020   $  170    $2,574   $(1,022)  $21,497    $(5,249)
                                                    ======   ======    ======   ======    ======   =======   =======    =======

Three Months Ended
June 30, 1995 (Unaudited)
- -------------------------

Balance at March 31, 1995........................   $5,000   $  500    $1,020  $   170    $2,521  $    ---   $18,047    $(5,297)
Net income   ....................................      ---      ---       ---      ---       ---       ---       686        ---
Change in net unrealized loss on
   available-for-sale securities1 ...............      ---      ---       ---      ---       ---       ---       ---        ---
Cash dividends declared:
   Class A Preferred, $2.31 per share............      ---      ---       ---      ---       ---       ---      (116)       ---
   Class B Preferred, $12.47 per share...........      ---      ---       ---      ---       ---       ---       (12)       ---
   Class C Preferred, $9.03 per share............      ---      ---       ---      ---       ---       ---       (21)       ---
   Common, $0.38 per share ......................      ---      ---       ---      ---       ---       ---       (67)       ---
                                                    ------   ------    ------   ------   -------  --------   -------    -------
Balance at June 30, 1995.........................   $5,000   $  500    $1,020   $  170   $ 2,521  $    ---   $18,517    $(5,297)
                                                    ======   ======    ======   ======   =======  ========   =======    =======

1 Net of taxes

See accompanying notes to consolidated financial statements.

FINANCIAL SERVICES CORPORATION OF THE MIDWEST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                             (Unaudited)
                                                                                         Three Months Ended
                                                                                               June 30,
                                                                                         --------------------
                                                                                           1996        1995
                                                                                         --------    --------
Cash Flows From Operating Activities:
Net income ...........................................................................   $  1,040    $    686
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ....................................................        296         167
    Provision for possible loan and lease losses .....................................        525         430
    Investment amortization ..........................................................         75          40
    Loans and leases originated for sale .............................................    (11,548)     (9,154)
    Proceeds on sale of loans and leases .............................................     19,483       8,044
    Increase in interest receivable ..................................................       (607)       (569)
    Increase in interest payable .....................................................        717         955
    (Increase) decrease in other assets ..............................................       (156)         26
    Increase in other liabilities ....................................................        540         566
                                                                                         --------    --------
Net cash provided by operating activities ............................................     10,365       1,191
                                                                                         --------    --------

Cash Flows From Investing Activities:
Net decrease in federal funds sold ...................................................      8,200       9,200
Net (increase) decrease in interest-bearing deposits with other financial institutions        (29)         99
Purchase of investment securities held-to-maturity ...................................     (5,375)     (6,995)
Proceeds from maturity or call of investment securities held-to-maturity .............          0       1,000
Purchase of investment securities available-for-sale .................................     (8,353)          0
Proceeds from maturity or call of investment securities available-for-sale ...........      2,585           0
Net increase in loans and leases .....................................................     (9,005)    (11,812)
Other investing activities, net ......................................................        160        (486)
                                                                                         --------    --------
Net cash used in investing activities ................................................    (11,817)     (8,994)
                                                                                         --------    --------

Cash Flows From Financing Activities:
Net increase in deposits .............................................................      1,628       1,657
Net increase (decrease) in short-term borrowings .....................................     (1,357)      5,010
Proceeds from other borrowings .......................................................     23,172       3,183
Payments on other borrowings .........................................................    (23,698)     (4,408)
Proceeds from bank note advance ......................................................      1,000           0
Cash dividends paid on Preferred Stock ...............................................       (149)       (149)
Cash dividends paid on Common Stock ..................................................        (88)        (67)
                                                                                         --------    --------
Net cash provided by financing activities ............................................        508       5,226
                                                                                         --------    --------
Net decrease in cash and due from banks ..............................................       (944)     (2,577)
Cash and due from banks at the beginning of the year .................................     14,423      13,955
                                                                                         --------    --------

Cash and due from banks at the end of the period .....................................   $ 13,479    $ 11,378
                                                                                         ========    ========

See accompanying notes to consolidated financial statements.

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. Interim Financial Statements - The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Financial Services Corporation of the Midwest's ("FSCM") Form 10-K for the fiscal year ended March 31, 1996, filed with the Securities and Exchange Commission.

     (a) In the opinion of management of FSCM, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of FSCM, its results of operations and its cash flows for the interim periods presented. Interim results are not necessarily indicative of the results to be expected for the full year.

2.   Supplemental Disclosures of Cash Flow Information - Cash paid for:

                                                             Three Months Ended
                                                                 June 30,
                                                           ---------------------
          (Dollars in Thousands)                            1996           1995
          ----------------------                           ------         ------

          Interest .................................       $3,447         $2,666
          Income taxes .............................            0              0


3. Earnings Per Common Share Data - The following information was used in the computation of earnings per common share on both a primary and fully diluted basis for the respective three month periods.

                                                              Three Months Ended June 30,
                                                              ---------------------------
(Dollars in Thousands)                                            1996          1995
- ----------------------                                          ---------    ---------

Net income ..................................................   $   1,040    $     686
Accrued preferred dividends .................................        (149)        (149)
                                                                ---------    ---------
   Primary earnings .........................................         891          537
Accrued convertible preferred dividends .....................         149          149
Mandatory convertible debentures interest expense, net of tax          16           18
                                                                ---------    ---------
   Fully diluted earnings ...................................   $   1,056    $     704
                                                                =========    =========

Weighted average common shares outstanding ..................     176,611      175,111

Weighted average common shares issuable upon conversion of:
   Class A Preferred Stock1 .................................      70,454       78,386
   Class B Preferred Stock2 .................................      11,111       11,111
   Class C Preferred Stock2 .................................      24,000       24,000
   Mandatory convertible debentures2 ........................      50,000       50,000
                                                                ---------    ---------
       Weighted average common and contingently issuable
            common shares outstanding .......................     332,176      338,608
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

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Income Statement

Overview

Net income and earnings per fully diluted common share equaled $1,040 thousand and $3.18, respectively, for the three months ended June 30, 1996 as compared to $686 thousand and $2.08, respectively, for the three months ended June 30, 1995. The $354 thousand, or 51.60%, increase in net income between the three month periods primarily resulted from a 22.69%, increase in net interest income. Changes in net income between three month periods ended June 30, 1996 and 1995 were as follows:

                                                                       Change
        (Dollars in Thousands)                                        in Income
        ----------------------                                        ---------

        Interest income .........................................      $1,175
        Interest expense ........................................        (437)
                                                                       ------
        Net interest income .....................................         738
        Provision for possible loan and lease losses ............         (95)
        Other income ............................................          62
        Other expenses ..........................................        (147)
        Income taxes ............................................        (204)
                                                                      -------
        Net increase in net income ..............................     $   354
                                                                      =======

The efficiency and overhead ratios are two commonly used performance measurements. Both measure the coverage of operating expense by net interest income. In the efficiency ratio, other income is added to net interest income and in the overhead ratio other income is netted against operating expense. Lower ratios generally reflect better performance and therefore are considered more favorable. FSCM's ratios as of June 30, 1996 and 1995 and Peer Group comparisons are presented below. FSCM's Peer Group is defined as bank holding companies with consolidated assets between $300 million and $500 million. The Peer Group numbers presented here and throughout the report are as of March 31, 1996--the most recent date available. The improvement in the ratios between three month comparative periods was primarily the result of increased net interest income.
                                                        FSCM
                                              -----------------------
                                              June 30,       June 30,     Peer
                                                1996           1995      Group
                                              --------       -------     ------

       Efficiency Ratio ...........            56.67%         64.21%     62.86%
       Overhead Ratio .............            47.17          55.26       N/A
                                                                          .....
Net Interest Income

Comparison of net interest income between the three month periods ended June 30, 1996 versus 1995 reflected an increase in average interest-earning assets of $36.3 million, or 11.67%. The majority of the increase occurred in net loans and leases which increased $37.1 million, or 17.46%. Further, $27.1 million shifted from federal funds sold to investment securities and interest-bearing deposits with other financial institutions--both of which also tend to yield a slightly higher rate of return than that of federal funds sold. In addition, between the three month comparative periods, loan yields improved 28 basis points and investment security yields improved 44 basis points. As a result, the overall yield on interest-earning assets increased 42 basis points to 9.16% from 8.74% and compared favorably to FSCM's Peer Group yield on interest-earning assets of 8.29%.

Growth of $22.7 million in average time deposits and $13.3 million in securities sold under agreements to repurchase ("repurchase agreements") funded the increase in average interest-earning assets. The cost of interest-bearing liabilities also trended downward with a nine basis point reduction in the cost of time deposits and a 55 basis point reduction in the cost of repurchase agreements. As a result the overall cost of funds dropped eight basis points to 5.14% from 5.22% in comparison of the three month periods ended June 30, 1996 and 1995, respectively. FSCM's Peer Group cost of funds equaled 4.38%. Strong funding demands and intense local competition for funds has contributed to the unfavorable comparison to Peer Group. Management anticipates a reduction in the cost of funds during the next two quarters as fixed rate term products reprice to a currently, lower market.

The net interest margin (net interest income divided by average total interest-earning assets) improved 41 basis point to yield
4.48% for the three months ended June 30, 1996 as compared to June 1995's margin of 4.07%. Again, FSCM's margin trailed that of its Peer Group which equaled 4.66%, primarily due to the higher cost of funds.

                   AVERAGE BALANCE AND INTEREST RATE ANALYSIS

                                                                                      Three Months Ended
                                                         ---------------------------------------------------------------------------
    (Dollars in Thousands)                                           June 30, 1996                         June 30, 1995
                                                         -------------------------------------  ------------------------------------
                                                                                      Average                               Average
                                                          Average                     Annual    Average                      Annual
                                   ASSETS                 Balance      Interest        Rate     Balance       Interest        Rate
    ------------------------------------------------     ---------     --------      ---------  --------      --------     ---------
    Interest-bearing deposits with other
        financial institutions ....................      $  4,879      $     64         5.25%   $    166      $      3         7.23%
    Investment securities .........................        96,030         1,433         5.97      74,452         1,029         5.53
    Federal funds sold ............................         5,473            72         5.26      32,523           489         6.01
    Loans and leases, net1 ........................       249,517         6,585        10.56     212,435         5,458         0.28
                                                         --------      --------                ---------      --------
        Total interest-earning assets .............      $355,899         8,154         9.16    $319,576         6,679         8.74
                                                         ========       --------                ========      --------

                         LIABILITIES

    Savings deposits ..............................      $ 76,828           485         2.53    $ 74,500           472         2.53
    Time deposits .................................       190,244         2,912         6.12     167,560         2,603         6.21
    Federal funds purchased .......................           408             6         5.88           0             0            0
    Securities sold under agreements to
        repurchase ................................        49,372           625         5.06      36,079           506         5.61
    Other short-term borrowings ...................         1,169            17         5.82         932            13         5.58
    Notes payable .................................         4,500            95         8.44       5,000           106         8.48
    Mandatory convertible debentures ..............         1,250            24         7.68       1,250            27         8.64
                                                         --------      --------                 --------       -------
        Total interest-bearing liabilities ........      $323,711         4,164         5.14    $285,321         3,727         5.22
                                                         ========      --------                 ========       -------

    Net interest income ...........................                    $  3,990                                $ 3,252
                                                                       ========                                =======
    Net interest margin (net interest income
        divided by average total interest-
        earning assets) ...........................                                    4.48%                                   4.07%
                                                                                       =====                                   =====

1  Nonaccruing loans and leases are included in the average balance.

                           INTEREST VARIANCE ANALYSIS

                                                                        Three Months Ended
                                                                 June 30, 1996 vs. June 30, 1995
                                                                 -------------------------------
                                                                       Increase (Decrease)
                                                                        Due to Change in1
                                                                  -----------------------------
                                                                  Average    Average    Total
    (Dollars in Thousands)                                        Balance     Rate      Change
    ----------------------                                        -------    -------    -------
Interest income:
    Interest-bearing deposits with other financial institutions   $    85    $   (24)   $    61
    Investment securities .....................................       298        106        404
    Federal funds sold ........................................      (407)       (10)      (417)
    Loans and leases ..........................................       953        174      1,127
                                                                  -------    -------    -------
       Total interest income ..................................       929        246      1,175
                                                                  -------    -------    -------

Interest expense:
    Savings deposits ..........................................        15         (2)        13
    Time deposits .............................................       352        (43)       309
    Federal funds purchased ...................................         0          6          6
    Securities sold under agreements to repurchase ............       186        (67)       119
    Short-term borrowings .....................................         3          1          4
    Notes payable .............................................       (11)         0        (11)
    Mandatory convertible debentures ..........................         0         (3)        (3)
                                                                  -------    -------    -------
       Total interest expense .................................       545       (108)       437
                                                                  -------    -------    -------

Change in net interest income .................................   $   384    $   354    $   738
                                                                  =======    =======    =======

1 The change in interest due to the volume and rate has been allocated to the change in average rate. Nonaccruing loans and leases are included in the average balance. Loan and lease fees of $399 and $302 for the three months ended June 30, 1996 and 1995, respectively, are included in the interest income on loans and leases.

The preceding interest variance analysis quantifies the impact of the previously discussed changes between three month comparative periods. The positive impact on net interest income due to changes in interest-earning assets from increased average balances and average rates totaled $929 thousand and $246 thousand, respectively. The increased average balances of interest-bearing liabilities resulted in a $545 thousand increase in interest expense. However, the decrease in cost of interest-bearing liabilities resulted in a $108 thousand interest expense savings. When combined, the net increase in net interest income due to increased asset and liability balances totaled $384 thousand. Further, the favorable average rate changes for both assets and liabilities combined to total a $354 thousand increase in net interest income. As a result, net interest income increased a total of $738 thousand between the three month comparative periods ended June 30, 1996 and 1995.

Provision for Possible Loan and Lease Losses

The provision for possible loan and lease losses totaled $525 thousand and $430 thousand for the three months ended June 30, 1996 and 1995, respectively. The amount of the provision was based on management's assessment of the adequacy of the allowance for possible loan and lease losses in relation to both non-performing loans (those past-due 90 days or more and loans in a nonaccrual status) and total loans and leases outstanding. Net charge-offs for the three months ended June 30, 1996 and 1995 totaled $158 thousand and $695 thousand, respectively. The allowance, stated as a percentage of non-performing loans and leases, equaled 253.41% and 141.32% as of June 30, 1996 and 1995, respectively. FSCM's comparative Peer Group ratio equaled 334.45%. The improvement in the ratio between the 1996 and 1995 periods resulted from both a $1.3 million increase in the allowance and a $618 thousand decrease in non-performing loans and leases. Management is currently satisfied that the level of the allowance is adequate to provide for future losses.

Other Income

Total other income increased $62 thousand, or 7.6%, between the three month periods ended June 30, 1996 and 1995. Although slight improvement was experienced in most areas, the more significant changes included a $21 thousand increase in gains from sales of loans and leases and a $28 thousand increase in other income.

Other Expenses

Other expense equaled $2.8 million for the three months ended June 30, 1996, a $147 thousand, or 5.63%, increase from June 1995's three month expense of $2.6 million. The following discussion describes the more significant of the changes between periods.

Salaries and employees' benefits, which comprise 57.82% of total other expenses, increased $226 thousand, or 16.52%, between periods. The number of full-time equivalent employees rose to 181 at June 30, 1996 from 164 at June 30, 1995--partially as a result of new office expansion. However, due to asset growth, the ratio of assets per employee rose to $2.2 million at June 30, 1996 from $2.1 million at June 30, 1995. Further, personnel expense, stated as a percentage of average assets equaled 1.67% for the June 1996 three month period as compared to FSCM's Peer Group ratio of 1.72%.

Expenses associated with the new offices in Bettendorf and Rock Island which were acquired/built and furnished during the fiscal year ended March 31, 1996, resulted in an increase of $118 thousand in the occupancy and equipment categories as compared to the 1995. Depreciation expense increased $130 thousand between the periods.

The $146 thousand decrease in insurance expense reflected the reduced Federal Deposit Insurance Corporation's ("FDIC") premium rate which fell during the course of fiscal 1996 from $0.23 per $100 of deposits to a base fee of $2 thousand per year. The amounts of FDIC insurance assessments included in insurance expense for the three months ended June 30, 1996 and 1995 were $1 thousand and $143 thousand, respectively.

Included in other miscellaneous expense for the three months ended June 30, 1995 was an $80 thousand charge related to an efficiency study performed by a national consulting firm during fiscal 1996 to review operational functions and system structure. Additionally, the 1995 expense also included an accrual of approximately $124 thousand for anticipated occupancy and equipment expenses associated with the new offices.

Income Taxes

The opening of an Iowa office during fiscal 1996 established nexus in Iowa and thus created an additional state tax obligation. Taxes of $543 thousand for the three months ended June 30, 1996 included accruals of $473 thousand for Federal income taxes and $70 thousand for State of Iowa taxes. The $339 thousand tax expense for the three months ended June 30, 1995 related solely to Federal tax liabilities. The effective tax rates for the 1996 and 1995 three month periods equaled 34.30% and 33.07%, respectively.

Risk Management

FSCM's internal credit administration performs continuous loan reviews; monitors loan documentation; ensures compliance with internal policies and governmental regulations; and maintains the internal loan and lease watch list. FSCM also employs an internal audit/compliance staff to provide on-going account audits and reviews of regulatory compliance. In addition, management continues to cautiously assess the risks associated with the potential future impact of adverse changes in the overall economic climate and more stringent regulatory standards and requirements. An asset/liability committee monitors the liquidity position of FSCM in order to provide for future liquidity requirements as well as maintain an acceptable interest rate return on assets. Further, computer simulation modeling is used to assess the interest rate sensitivity characteristics of assets and liabilities and predict possible impacts of new marketing and product development strategies. As depicted in FSCM's Consolidated Statements of Cash Flows, the operating and financing activities are generally net sources of liquidity and investing activities are net uses of liquidity.

Balance Sheet

Overview

Assets totaled $389.2 million at June 30 ,1996, a $2.2 million increase from March 31, 1996's balance of $387.0 million. Total loans and leases comprised 64.76% of total assets at June 30, 1996--FSCM's Peer Group comparative ratio was 58.94%. FSCM's ratio of average interest-earning assets to total average assets of 93.07% at June 30, 1996 continued to compare favorably to that of its Peer Group which equaled 92.08%. Correspondingly, average interest-bearing liabilities and average non-interest-bearing deposits equaled 84.67% and 7.99%, respectively, of the total average assets at June 30, 1996. FSCM's Peer Group ratio of interest-bearing liabilities to total average assets equaled 76.41%. The unfavorable variance primarily resulted from FSCM's funding and capital structure in which the average balances in both non-interest-bearing deposits and stockholders' equity were lower than that of its Peer Group.

Investments

Investments totaled $100.6 million at June 30, 1996, or 25.85% of total assets. Based on stated maturities--except for mortgage-backed obligations for which the assumed maturity was used--the weighted average life of the investment portfolio approximated 39 months. Investments are categorized at the time of purchase as either held-to-maturity or available-for-sale. Securities categorized as held-to-maturity are carried at amortized cost. Securities categorized as available-for-sale are carried at fair market value with the net of tax difference between the amortized cost and the fair market value carried as an unrealized adjustment to stockholders' equity. At March 31, 1996, the amortized cost exceeded the fair market value by $640 thousand. Due to an increased interest rate curve between March and June 1996, the difference between the two values grew to $1.6 million.

Loans and Direct Financing Leases

Net loans and leases totaled $252.0 million at June 30, 1996, an increase of $545 thousand from March 31, 1996's balance of $251.5 million. As portrayed in the following table, the decrease between periods of $6.5 million in residential mortgage loans primarily resulted from the sale of a $7.4 million adjustable rate portfolio. Further, the $5.0 million increase in consumer loans was primarily generated through growth in indirect loans. Accordingly, during fiscal 1996, a new consumer loan program commenced that focused on relationships with auto, boat and recreational vehicle dealers. Growth in this type of indirect lending approximated between $1 million to $1.5 million per month. However, it should be noted that said indirect lending is viewed as traditional consumer lending and not subprime consumer lending.

During the quarter-ended June 30, 1996, FSCM acquired a $1.5 million loan from TRIB as permitted by authority received from the Federal Reserve Board under the Bank Holding Company Act. It is not the intent of FSCM's management to actively generate loans but merely use such authority to primarily supplement TRIB's lending capabilities.

The following table presents the June and March 1996 comparative distribution of loans and leases.


                           LOAN AND LEASE DISTRIBUTION

                                                           June 30,    March 31,
(Dollars in Thousands)                                       1996        1996
- ----------------------                                     --------    ---------

Commercial, financial and agricultural ...............     $ 86,498     $ 85,578
Direct financing leases ..............................        5,815        5,719
Real  estate:
   Residential mortgage1 .............................       57,736       64,248
   Construction ......................................       24,797       21,823
   Commercial mortgage ...............................       61,200       62,746
Consumer, not secured by a real estate mortgage2 .....       20,831       15,851
                                                           --------     --------
         Total loans and leases ......................     $256,877     $255,965
                                                           ========     ========

1 Includes first mortgages pending conclusion of their sale to Freddie Mac, Fannie Mae and the Illinois Housing Development Authority ("IHDA"), home equity lines of credit, home improvement loans, and consumer loans for which junior liens were taken as primary and secondary sources of security.

2     Consumer loans, both direct and indirect.

Deposits,   Securities  Sold  Under  Agreements  to  Repurchase  and  Short-Term
Borrowings

Insured money market accounts ("IMMA") increased $8.0 million between June 30, 1996 and March 31, 1996 to total $16.6 million versus $8.6 million. This increase primarily reflected a shift from other types of funding sources and resulted from a marketing campaign which focused on the IMMA product.

The $1 million increase in other short-term borrowings reflected a temporary advance by FSCM made on a correspondent bank line of credit which was used to fund the aforementioned loan accommodation with TRIB.

Capital Resources

FSCM's capital, as measured by standards established by the federal banking regulators, exceeded those defined for "well-capitalized" institutions. The table below sets forth FSCM's ratios as of June 30, 1996 and March 31, 1996, as well as the regulatory ratios for minimum requirements and "well-capitalized" institutions.

                                 CAPITAL RATIOS


                                                                                    FSCM           Regulatory Requirements
                                                                       ------------------------    -----------------------
                                                                          June 30,    March 31,                  Well
                                                                          1996          1996        Minimum   Capitalized
                                                                       ----------    ----------     --------  -----------
   Risk-based capital ratios:
        Tier 1 Capital .............................................        9.06%         8.97%       4.00%       6.00%
        Total Capital ..............................................       11.51         11.66        8.00       10.00
   Leverage ........................................................        6.62          6.83        3.00        5.00

   Stockholders' equity ............................................   $  24,490     $  24,287
   Net unrealized loss on available-for-sale securities, net of taxes      1,022           422
   Intangible assets ...............................................        (128)         (140)
                                                                       ---------     ---------
        Tier 1 capital .............................................      25,384        24,569
   Supplementary capital ...........................................       6,868         7,387
                                                                       ---------     ---------
        Total capital ..............................................   $  32,252     $  31,956
                                                                       =========     =========
   Total  adjusted average assets ..................................   $383,301      $ 359,486
                                                                       ========      =========
   Risk weighted assets ............................................   $ 280,103     $ 273,981
                                                                       =========     =========


Part II - Other Information and Signatures


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FINANCIAL SERVICES CORPORATION OF THE MIDWEST


Date:  August 12, 1996                By:   /S/ Douglas M. Kratz
                                            ----------------------
                                            Douglas M. Kratz
                                            President, CEO, CFO, Secretary



                                      By:   /S/ Jean M. Hanson
                                            ------------------------------------
                                            Jean M. Hanson
                                            Controller, Chief Accounting Officer