Form 10-Q
period 1996-09-30
FINANCIAL SERVICES CORPORATION OF THE MIDWEST
filed 1996-11-14
CIK 35838

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 1996


                         Commission File Number: 0-8673


                  Financial Services Corporation of the Midwest
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            36-2301786
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


         224 - 18th Street, Suite 202, Rock Island, Illinois 61201-8737
         --------------------------------------------------------------
               (Address of principal executive offices) (zip code)


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



Part I -- Financial Information


                                                                        Page No.

        Item 1     Unaudited Financial Statements:

                        Consolidated Balance Sheets --
                               September 30, 1996 and March 31, 1996

                          Consolidated Statements of Income --
                               Six and Three Months Ended September 30,
                               1996 and 1995

                          Consolidated Statements of Stockholders' Equity--
                               Six Months Ended September 30, 1996 and 1995

                          Consolidated Statements of Cash Flows --
                               Six Months Ended September 30, 1996 and 1995

                          Notes to Consolidated Financial Statements

        Item 2      Management's Discussion and Analysis of
                          the Financial Condition and Results of Operations

Part II -- Other Information and Signatures

FINANCIAL SERVICES CORPORATION OF THE MIDWEST
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                        (Unaudited)
                                                                                                  ------------------------
                                                                                                  September 30,  March 31,
                                                                                                       1996         1996
                                                                                                  -------------  ---------
ASSETS
Cash and due from banks .........................................................................   $  18,233    $  14,423
Interest-bearing deposits with other financial institutions .....................................       4,942        4,861
Investment securities:
             Held-to-maturity (approximate market value September 30, 1996-$31,111 and
                March 31, 1996-$29,072) .........................................................      32,064       29,115
             Available-for-sale (amortized cost September 30, 1996-$63,534 and
            March 31, 1996-$61,948) .............................................................      61,937       61,308
Federal funds sold ..............................................................................       8,200       11,900

Loans and direct financing leases ...............................................................     271,684      255,965
             Less:  Allowance for possible loan and lease losses ................................      (4,691)      (4,463)
                                                                                                    ---------    ---------
                Total loans and leases, net .....................................................     266,993      251,502

Premises, furniture and equipment, net ..........................................................       5,571        5,953
Accrued interest receivable .....................................................................       2,750        2,653
Other real estate, net ..........................................................................         143          457
Other assets ....................................................................................       5,300        4,795
                                                                                                    ---------    ---------
                Total ...........................................................................   $ 406,133    $ 386,967
                                                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
             Non-interest-bearing demand ........................................................   $  36,686    $  36,286
             Interest-bearing:
                N.O.W. accounts .................................................................      23,405       24,420
                Savings .........................................................................      37,920       41,814
                Insured money market ............................................................      30,396        8,638
                Other time ......................................................................     192,624      190,660
                                                                                                    ---------    ---------
                Total deposits ..................................................................     321,031      301,818

Accounts payable and accrued liabilities ........................................................       4,943        4,766
Securities sold under agreements to repurchase ..................................................      46,923       48,846
Other short-term borrowings .....................................................................       2,050        1,500
Notes payable ...................................................................................       4,500        4,500
Mandatory convertible debentures ................................................................       1,250        1,250
                                                                                                    ---------    ---------
                Total liabilities ...............................................................     380,697      362,680
                                                                                                    ---------    ---------

Stockholders' equity:
Capital stock:
             Preferred, no par value; authorized, 100,000 shares:
                Class A Preferred Stock, stated value $100 per share; authorized, 50,000 shares;
                    issued and outstanding:  50,000 shares ......................................       5,000        5,000
                Class B Preferred Stock, stated value $500 per share; authorized, 1,000 shares;
                    issued and outstanding:  1,000 shares .......................................         500          500
                Class C Preferred Stock, stated value $425 per share; authorized, 2,400 shares; .
                    issued and outstanding:  2,400 shares .......................................       1,020        1,020
             Common, par value $.50 per share; authorized, 600,000 shares;
                issued:  340,662 shares; outstanding:  176,611 shares ...........................         170          170
Capital surplus .................................................................................       2,574        2,574
Net unrealized loss on available-for-sale securities ............................................        (839)        (422)
Retained earnings ...............................................................................      22,260       20,694
Treasury stock ..................................................................................      (5,249)      (5,249)
                                                                                                    ---------    ---------
                Total stockholders' equity ......................................................      25,436       24,287
                                                                                                    ---------    ---------
                Total ...........................................................................   $ 406,133    $ 386,967
                                                                                                    =========    =========

See  accompanying  notes to consolidated financial statements.

FINANCIAL SERVICES CORPORATION OF THE MIDWEST
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

                                                                               (Unaudited)          (Unaudited)
                                                                          -------------------   -------------------
                                                                            Six Months Ended    Three Months Ended
                                                                              September 30,       September 30,
                                                                            1996       1995        1996        1995
                                                                          --------   --------   --------   --------
Interest income: ......................................................
             Interest and fees on loans and leases ....................   $ 13,385   $ 11,411   $  6,800   $  5,953
             Interest on investment securities ........................      2,903      2,215      1,470      1,186
             Interest on federal funds sold ...........................        182        729        110        240
             Interest on interest-bearing deposits with other financial
            institutions ..............................................        129          4         65          1
                                                                          --------   --------   --------   --------
                Total interest income .................................     16,599     14,359      8,445      7,380
                                                                          --------   --------   --------   --------
Interest expense:
             Interest on deposits .....................................      6,897      6,217      3,500      3,142
             Interest on securities sold under agreements to repurchase      1,268      1,035        643        529
             Interest on other short-term borrowings ..................         49         31         26         18
             Interest on notes payable ................................        191        213         96        107
             Interest on mandatory convertible debentures .............         49         52         25         25
                                                                          --------   --------   --------   --------
                Total interest expense ................................      8,454      7,548      4,290      3,821
                                                                          --------   --------   --------   --------

                Net interest income ...................................      8,145      6,811      4,155      3,559
Provision for possible loan and lease losses ..........................      1,050        730        525        300
                                                                          --------   --------   --------   --------
                Net interest income after provision for possible loan
                   and lease losses ...................................      7,095      6,081      3,630      3,259
                                                                          --------   --------   --------   --------
Other income:
             Trust fees ...............................................        200        224        100        112
             Loan servicing fees ......................................        364        333        186        165
             Gain on sales of loans and leases ........................        180        172         68         81
             Service charges on deposit accounts ......................        553        536        279        273
             Insurance commissions ....................................        149        137         70         62
             Other ....................................................        361        258        229        154
                                                                          --------   --------   --------   --------
                Total other income ....................................      1,807      1,660        932        847
                                                                          --------   --------   --------   --------
Other expenses:
             Salaries and employee benefits ...........................      3,164      2,793      1,570      1,425
             Occupancy, net ...........................................        424        309        219        146
             Insurance ................................................         55        194         27         20
             Equipment ................................................        484        339        246        177
             Data processing ..........................................        328        263        156        126
             Advertising ..............................................        230        232        109        117
             Other operating ..........................................      1,043        963        644        472
                                                                          --------   --------   --------   --------
                Total other expenses ..................................      5,728      5,093      2,971      2,483
                                                                          --------   --------   --------   --------
                Income before income taxes ............................      3,174      2,648      1,591      1,623
Income taxes ..........................................................      1,133        877        590        538
                                                                          --------   --------   --------   --------
Net income ............................................................   $  2,041   $  1,771   $  1,001   $  1,085
                                                                          ========   ========   ========   ========
Net income available for Common Stock .................................   $  1,743   $  1,472   $    852   $    935
                                                                          ========   ========   ========   ========

Earnings per common share:
Primary ...............................................................       9.87   $   8.40   $   4.83   $   5.34
                                                                          ========   ========   ========   ========
Fully diluted                                                                 6.27   $   5.36   $   3.09   $   3.28
                                                                          ========   ========   ========   ========
Weighted average common shares outstanding ............................    176,611    175,111    176,611    175,111
                                                                          ========   ========   ========   ========
Weighted average common and contingently issuable
 common shares outstanding ............................................    336,929    336,873    336,929    335,874
                                                                          ========   ========   ========   ========

See  accompanying  notes to consolidated financial statements.

FINANCIAL SERVICES CORPORATION OF THE MIDWEST
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                                  Net
                                                                                                              Unrealized
                                                                                                               Loss On
                                                    Preferred Stock                                            Available
                                            ------------------------------   Common     Capital   For Sale     Retained    Treasury
                                             Class A   Class B    Class C    Stock      Surplus  Securities1   Earnings     Stock
                                            --------   --------   --------   --------   -------- -----------  -----------  --------

Six Months Ended
September 30, 1996 (Unaudited)

Balance at March 31, 1996 ...............   $  5,000   $    500   $  1,020   $    170   $2,574 $       (422)   $ 20,694    $ (5,249)
Net income ..............................       --         --         --         --         --         2,041        --
Change in net unrealized loss on
   available-for-sale securities1 .......       --         --         --         --         --         (417)        --         --
Cash dividends declared:
   Class A Preferred, $4.62 per share ...       --         --         --         --         --         --          (231)       --
   Class B Preferred, $23.18 per share ..       --         --         --         --         --         --           (23)       --
   Class C Preferred, $18.06 per share ..       --         --         --         --         --         --           (43)       --
   Common, $1.00 per share ..............       --         --         --         --         --         --          (178)       --
                                            --------   --------   --------   --------   --------   --------    --------    --------
Balance at September 30, 1996 ...........   $  5,000   $    500   $  1,020   $    170   $  2,574   $   (839)   $ 22,260    $ (5,249)
                                            ========   ========   ========   ========   ========   ========    ========    ========


Six Months Ended
September 30, 1995 (Unaudited)

Balance at March 31, 1995 ...............   $  5,000   $    500   $  1,020   $    170   $  2,521   $   --      $ 18,047    $ (5,297)
Net income ..............................       --         --         --         --         --         1,771       --
Change in net unrealized gain on
   available-for-sale securities1 .......       --         --         --         --         --            8        --          --
Cash dividends declared:
   Class A Preferred, $4.62 per share ...       --         --         --         --         --         --          (231)       --
   Class B Preferred, $24.77 per share ..       --         --         --         --         --         --           (25)       --
   Class C Preferred, $18.06 per share ..       --         --         --         --         --         --           (43)       --
   Common, $0.76 per share ..............       --         --         --         --         --         --          (133)       --
                                            --------   --------   --------   --------   --------   --------    --------    --------
Balance at September 30, 1995 ...........   $  5,000   $    500   $  1,020   $    170   $ 2,521    $      8    $ 19,386    $ (5,297)
                                            ========   ========   ========   ========   ========   ========    ========    ========

1 Net of taxes

See  accompanying  notes to consolidated financial statements.

FINANCIAL SERVICES CORPORATION OF THE MIDWEST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                                       (Unaudited)
                                                                                                 ---------------------
                                                                                                    Six Months Ended
                                                                                                     September 30,
                                                                                                 --------     --------
                                                                                                   1996         1995
                                                                                                 --------     --------
Cash Flows From Operating Activities:
Net income ..................................................................................    $  2,041     $  1,771
Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization ..................................................         670          313
             Provision for possible loan and lease losses ...................................       1,050          730
             Investment amortization ........................................................         133           87
             Loans and leases originated for sale ...........................................     (18,965)     (22,791)
             Proceeds from sales of loans and leases ........................................      27,071       21,771
             Gain on sales of loans and leases ..............................................        (180)        (172)
             Increase in interest receivable ................................................         (97)        (772)
             Increase in interest payable ...................................................          83          375
             (Increase) decrease in other assets ............................................        (366)          20
             Increase in other liabilities ..................................................          95          557
                                                                                                 --------     --------
Net cash provided by operating activities ...................................................      11,535        1,889
                                                                                                 --------     --------

Cash Flows From Investing Activities:
Net decrease in federal funds sold ..........................................................       3,700       27,800
Net (increase) decrease in interest-bearing deposits with other financial institutions ......         (81)          99
Purchase of investment securities held-to-maturity ..........................................     (11,915)     (16,076)
Proceeds from maturity or call of investment securities held-to-maturity ....................      10,000        7,000
Purchase of investment securities available-for-sale ........................................      (8,604)      (5,006)
Proceeds from maturity or call of investment securities available-for-sale ..................       6,177           --
Net increase in loans and leases ............................................................     (24,467)     (26,847)
         Net (increase) decrease in other investing activities ..............................         101       (1,957)
                                                                                                 --------     --------
         Net cash used in investing activities ..............................................     (25,089)     (14,987)
                                                                                                 --------     --------

Cash Flows From Financing Activities:
Net increase in deposits ....................................................................      19,213        5,935
Net increase (decrease) in short-term borrowings ............................................      (2,198)       6,801
Proceeds from other borrowings ..............................................................      41,074        8,937
Payments on other borrowings ................................................................     (40,800)      (9,773)
Proceeds from bank note advance .............................................................         550           --
Cash dividends paid on Preferred Stock ......................................................        (297)        (299)
Cash dividends paid on Common Stock .........................................................        (178)        (133)
                                                                                                 --------     --------
         Net cash provided by financing activities ..........................................      17,364        1,468
                                                                                                 --------     --------

         Net increase (decrease) in cash and due from banks .................................       3,810       (1,630)
         Cash and due from banks at the beginning of the year ...............................      14,423       13,955
                                                                                                 --------     --------

         Cash and due from banks at the end of the period ...................................    $ 18,233     $ 12,325
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

2.   Supplemental Disclosures of Cash Flow Information - Cash paid for:

                                                            Six Months Ended
                                                        (Dollars in Thousands)
                                                            September  30,
                                                       -------------------------
                                                        1996               1995
                                                       ------             ------

Interest .................................             $8,371             $7,175
Income taxes .............................              1,395                675

3. Earnings Per Common Share Data - The following information was used in the computation of earnings per common share on both a primary and fully diluted basis for the respective six and three month periods.

                                                                                   Six Months Ended         Three Months Ended
                 (Dollars in Thousands)                                              September 30,            September 30,
                  -----------------------------------------------------------   ----------------------    ----------------------
                                                                                  1996         1995         1996          1995
                                                                                ---------    ---------    ---------    ---------
  Net income ................................................................   $   2,041    $   1,771    $   1,001    $   1,085
  Accrued preferred dividends ...............................................        (298)        (299)        (149)        (150)
                                                                                ------------------------------------------------
  Primary earnings ..........................................................       1,743        1,472          852          935
  Accrued convertible dividends .............................................         298          299          149          150
  Mandatory convertible debentures interest expense, net of tax .............          32           34           16           17
                                                                                ------------------------------------------------
  Fully diluted earnings ....................................................   $   2,073    $   1,805    $   1,017    $   1,102
                                                                                ================================================

  Weighted average common shares outstanding ................................     176,611      175,111      176,611      175,111

  Weighted average common shares issuable upon conversion of:
  Class A Preferred Stock1 ..................................................      68,924       76,651       68,577       75,652
  Class B Preferred Stock2 ..................................................      11,111       11,111       11,111       11,111
  Class C Preferred Stock2 ..................................................      24,000       24,000       24,000       24,000
  Mandatory convertible debentures2 .........................................      50,000       50,000       50,000       50,000
                                                                                ------------------------------------------------
      Weighted average common and contingently issuable
           common shares outstanding ........................................     330,646      336,873      330,299      335,874
                                                                                ================================================

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

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Business Development

On August 22, 1996, the Board of Directors of FSCM approved resolutions which authorized the issuance of $10 million, twelve year, public Notes ("1996 Notes"), the proceeds of which were used to (i) redeem the $4.5 million, 8.50% Notes due December 1, 1999 ("1992 Notes") and accrued interest, (ii) provide for a $4 million capital investment into THE Rock Island Bank, National Association ("TRIB"), (iii) allow for the repayment of the correspondent bank loan which approximated $550,000, (iv) pay the underwriting fees and other offering related costs of approximately $525,000, and (v) supplement working capital.

FSCM's Form S-2 registration statement became effective on November 8, 1996 and the Underwriting Agreement was executed as of said date. Funding of the 1996 Notes occurred on November 13, 1996. The unsecured 1996 Notes are dated as of November 1, 1996 and will mature on November 1, 2008. The 1996 Notes will bear interest at a rate of 8% which is payable semiannually on the first of May and November commencing on May 1, 1997. The 1996 Notes are subject to a mandatory redemption of $750,000 on November 1, in each of the years 2000 through 2007. FSCM may redeem any or all of the 1996 Notes at any time upon not less than 15 days notice for the principal amount plus accrued interest to the date of redemption. If redeemed prior to November 1, 1999, the redemption shall be at 103% of the principal amount.

Income Statement

Overview

Although the $2,041,000 net income for the six months ended September 30, 1996 exceeded 1995's six months income of $1,771,000 by $270,000 due to the increased net interest income, the results for the comparative three month periods reflect a $84,000 decease in net income with September 30, 1996's income totaling $1,001,000 as compared to 1995's income of $1,085,000. The decrease in the comparative three month period primarily resulted from the $167,000 FDIC insurance refund received in September 1995. Earnings per fully diluted common share equaled $6.27 and $5.36 for the six months ended September 30, 1996, and 1995, respectively, and $3.09 and $3.28 for the respective three month periods. Changes in net income between the six and three month periods ended September 30, 1996, and 1995 were as follows:

GRAPHIC OMITTED]


                                                            Change in Income
                                                          ----------------------
                                                           Six           Three
(Dollars in Thousands)                                    Months         Months
----------------------------------------------------      ------        --------

Interest income ....................................      $2,240        $ 1,065
Interest expense ...................................        (906)          (469)
Net interest income ................................       1,334            596
Provision for possible loan and lease losses .......        (320)          (225)
Other income .......................................         147             85
Other expenses .....................................        (635)          (488)
Income taxes .......................................        (256)           (52)
                                                          ------        -------
Net increase (decrease) in net income ..............      $  270        $   (84)
                                                          ======        =======

The efficiency and overhead ratios are two commonly used performance measurements. Both measure the coverage of operating expense by net interest income. In the efficiency ratio, other income is added to net interest income and in the overhead ratio other income is netted against operating expense. Lower ratios generally reflect better performance and therefore are considered more favorable. FSCM's ratios as of September 30, 1996 and 1995 and Peer Group comparisons are presented below. FSCM's Peer Group is defined as bank holding companies with consolidated assets between $300 million and $500 million. The Peer Group numbers presented here and throughout the report are as of March 31, 1996--the most recent date available. The improvement in the ratios between six month comparative periods was primarily the result of increased net interest income.


                                                    September 30,
                                               --------------------     Peer
                                                1996          1995     Group
                                               ------         -----    ------

Efficiency Ratio ....................           57.6%         60.1%    62.86%
Overhead Ratio ......................           48.1          50.4        N/A

Net Interest Income

Net interest income increased $1,334,000, or 19.59%, to total $8,145,000 for the six months ended September 30, 1996 compared to $6,811,000 in 1995. Correspondingly, net interest income for the three months ended September 30, 1996 as compared to 1995 reflected an increase of $596,000, or 16.75%. The increases resulted from higher interest income, primarily generated by net loans and leases, which was only partially offset by higher interest expense.

Between the six month comparative periods, the average interest-earning assets and average interest-bearing liabilities increased $39,814,000 and $39,611,000, respectively. The yield and cost of such funds equaled 9.19% and 5.17% for the six months ended September 30, 1996, respectively, and 8.93% and 5.25%, respectively, for the 1995 period, reflecting positive changes in both the 26 basis point improvement in the yield on assets and the 8 basis point reduction in the cost of funds. The resulting net interest margin, net interest income divided by average interest-earning assets, equaled 4.51% and 4.24% for the six months ended September 30, 1996 and 1995, respectively. FSCM's Peer Group yield on interest-earning assets, cost of funds and net interest margin equaled 8.29%, 4.38%, and 4.66%, respectively. Strong funding demands and intense local competition for funds has contributed to the unfavorable comparisons to Peer Group ratios for both the cost of funds and the net interest margin.

In terms of interest rate and balance variances, a positive net balance variance of $873,000 combined with a positive net interest rate variance of $461,000 resulted in the $1,334,000 increase in net interest income between the six month periods ended September 30, 1996 and 1995. Loan and lease fees of $796,000 for the six months ended September 30, 1996 and $703,000 for the corresponding 1995 period were included in interest income.

                   AVERAGE BALANCE AND INTEREST RATE ANALYSIS

                                                                                           Six Months Ended
                                                           -------------------------------------------------------------------------
    (Dollars in Thousands)                                              September 30, 1996                  September 30, 1995
    ------------------------------------------------       -------------------------------------  ----------------------------------
                                                                                         Average                             Average
                                                           Average                       Annual   Average                    Annual
                                                           Balance       Interest         Rate    Balance      Interest       Rate
                                                           -------------------------------------------------------------------------
    Interest-bearing deposits with other
       financial institutions ........................     $  4,899      $    129          5.27%  $    133     $      4        6.02%
    Investment securities ............................       96,258         2,903          6.03     78,112        2,215        5.67
    Federal funds sold ...............................        6,866           182          5.30     24,367          729        5.98
    Loans and leases, net1 ...........................      253,412        13,385         10.56    219,009       11,411       10.42
                                                           --------      --------                 --------     --------
       Total interest-earning assets .................     $361,435        16,599          9.19   $321,621       14,359        8.93
                                                           ========      --------                 ========     --------

                         LIABILITIES

    Savings deposits .................................     $ 81,851         1,129          2.76   $ 74,161          927        2.50
    Time deposits ....................................      189,320         5,768          6.09    168,852        5,290        6.27
    Federal funds purchased ..........................          203             6          5.91         19            1       10.53
    Securities sold under agreements to
       repurchase ....................................       48,673         1,268          5.21     37,292        1,035        5.55
    Other short-term borrowings ......................        1,443            43          5.96      1,055           30        5.69
    Notes payable ....................................        4,500           191          8.49      5,000          213        8.52
    Mandatory convertible debentures .................        1,250            49          7.84      1,250           52        8.32
                                                           --------      --------                 --------     --------
       Total interest-bearing liabilities ............     $327,240         8,454          5.17   $287,629        7,548        5.25
                                                           ========      --------                 ========     --------

    Net interest income ..............................                   $  8,145                              $  6,811
                                                                         ========                              ========
    Net interest margin (net interest income
       divided by average total interest-
       earning assets) ...............................                                    4.51%                                4.24%
                                                                                          =====                                =====

1  Nonaccruing loans and leases are included in the average balance.

                           INTEREST VARIANCE ANALYSIS

                                                                     Six Months Ended
                                                            September 30, 1996 vs. September 30, 1995
                                                            -----------------------------------------
                                                                    Increase (Decrease)
                                                                     Due to Change in1
                                                                 -----------------------------
                                                                 Average    Average    Total
(Dollars in Thousands)                                           Balance     Rate      Change
----------------------------------------------------------------------------------------------
Interest income:
   Interest-bearing deposits with other financial institutions   $   143    $   (18)   $   125
   Investment securities .....................................       515        173        688
   Federal funds sold ........................................      (524)       (23)      (547)
   Loans and leases ..........................................     1,792        182      1,974
                                                                 -------    -------    -------
       Total interest income .................................     1,926        314      2,240
                                                                 -------    -------    -------

Interest expense:
   Savings deposits ..........................................        96        106        202
   Time deposits .............................................       641       (163)       478
   Federal funds purchased ...................................        10         (5)         5
   Securities sold under agreements to repurchase ............       316        (83)       233
   Short-term borrowings .....................................        11          2         13
   Notes payable .............................................       (21)        (1)       (22)
   Mandatory convertible debentures ..........................      --           (3)        (3)
                                                                 -------    -------    -------
       Total interest expense ................................    1 ,053       (147)       906
                                                                 -------    -------    -------

Change in net interest income ................................   $   873    $   461    $ 1,334
                                                                 =======    =======    =======

1 The change in interest due to the volume and rate has been allocated to the change in average rate. Nonaccruing loans and leases are included in the average balance. Loan and lease fees of $796 and $703 for the six months ended September 30, 1996 and 1995, respectively, are included in the interest income on loans and leases.

Provision for Possible Loan and Lease Losses

The provision for possible loan and lease losses totaled $1,050,000 and $730,000 for the six months ended September 30, 1996 and 1995, respectively, and $525,000 and $300,000 for the respective three month periods. The amount of the provisions were based on management's assessment of the adequacy of the allowance for possible loan and lease losses in relation to both non-performing loans (those past-due 90 days or more and loans in a nonaccrual status) and total loans and leases outstanding. For the six months ended September 30, 1996 and 1995, net charge-offs totaled $822,000 and $587,000, respectively. Net charge-offs for the three months ended September 30, 1996 totaled $664,000 as compared to net recoveries of $108,000 for the three months ended September 30, 1995. Non-performing loans and leases totaled $2,688,000 as of September 30, 1996 and $1,467,000 on March 31, 1996 and $2,656,000 on September 30, 1995. The
allowance, stated as a percentage of non-performing loans and leases, equaled 174.55%, 304.23% and 149.66% as of September 30, and March 31, 1996 and
September 30, 1995. FSCM's comparative Peer Group ratio equaled 334.45%.

Of the $1,221,000 increase in non-performing loans and leases between September and March 1996, the increase in nonaccrual residential mortgage loans, which totaled $1,101,000 at September 30, and $388,000 at March 31, 1996, comprised the majority of the change.

Other Income

Total other income equaled $1,807,000 and $1,660,000 for the six months ended September 30, 1996 and 1995, respectively, and $932,000 and $847,000 for the respective three month periods. The $147,000 increase between the six month and $85,000 increase between the three month periods primarily resulted from a $78,000 syndication fee received from structuring a financing arrangement between a customer and an investment house. Loan servicing fees and service charges on deposit accounts were also slightly higher in 1996 than in 1995 for both the six and three month periods.

Other Expenses

Total other expense equaled $5,728,000 and $5,093,000 for the six months ended September 30, 1996 and 1995, respectively, a $635,000, or 12.47%, increase between periods. For the three month periods, total other expense equaled $2,971,000 and $2,483,000, respectively, a $488,000, or 19.65%, increase between periods.

Salaries and employee benefits comprised approximately 55% of total other expense and equaled $3,164,000 and $2,793,000 for the six months ended September 30, 1996 and 1995, respectively, and $1,570,000 and $1,425,000 for the respective three month periods. The number of full-time equivalent employees totaled 181 and 162 at September 30, 1996 and 1995, respectively. The increase in number of employees was partially due to the expansion of the 18th Avenue, Rock Island, Illinois ("Hilltop") office and the opening the Bettendorf, Iowa office, both of which occurred in November 1995. Personnel expense, stated as a percentage of average assets equaled 1.63% for both the six month periods ended September 30, 1996 and 1995 as compared to FSCM's Peer Group ratio which equaled 1.72%.

The aforementioned expansion/opening of the new offices also significantly increased the cost of occupancy and equipment. For the 1996 and 1995 six and three month periods, costs in these areas increased $260,000 and $142,000, respectively. Further, other operating expense for the six months ended
September 30, 1995 included an accrual of $136,000 related to anticipated occupancy expenses.

Insurance expense totaled $55,000 and $194,000 for the six months ended September 30, 1996 and 1995, respectively, and $27,000 and $20,000 for the respective three month periods. During the 1995 three month period, TRIB received a premium refund of $167,000 from the Federal Deposit Insurance Corporation ("FDIC"). As a result, the FDIC premium expense totaled $1,000 and $130,000 for the 1996 and 1995 six month periods, respectively, and $500 and ($13,000) for the respective three month periods.

Changes in items included in other operating expense were as follows.

         o The amortization of 1992 Note offering costs totaled $140,000 and $26,000 for the 1996 and 1995 six month periods, respectively, and $127,000 and $13,000 for the respective three month periods. The unamortized balance of the 1992 Note offering costs was expensed due to the November 13, 1996 early redemption.
         o Dealer fees paid for the generation of indirect consumer loan financings totaled $91,000 and $40,000 for the 1996 and 1995 six month periods, respectively, and $43,000 and $30,000 for the respective three month periods. The indirect lending function was introduced by TRIB in 1995 and the difference in the amounts between periods primarily reflected the lower volume due to start-up in 1995. These are not sub-prime loans.
         o TRIB regulator examination fees totaled $49,000 and $22,000 for the 1996 and 1995 six month periods, respectively, and $22,000 and $12,000 for the respective three month periods. The increase in costs resulted from TRIB's November 1995 change in operating charters from one issued by the State of Illinois to a National Association under the Office of the Comptroller of the Currency ("OCC").
         o Advisory services totaled $4,000 and $90,000 for the 1996 and 1995 six month periods, respectively, and $2,000 and $38,000 for the respective three month periods. Included in the 1995 amounts were costs associated with the employment of a national consulting firm to perform a bank-wide "best practices" review.

Income Taxes

Income taxes increased $256,000, or 29.19%, to total $1,133,000 for the six months ended September 30, 1996 from $877,000 for the 1995 six month comparative period, and $52,000, or 9.67%, to total $590,000 for the three months ended September 30, 1996 from $538,000 for the 1995 three month period. The effective tax rates equaled 35.70% and 33.12% for the 1996 and 1995 six month periods, respectively, and 37.08% and 33.15% for the respective three month periods. The increase in income tax effective rates was primarily due to the state tax obligations generated by TRIB's Iowa presence.

Risk Management

FSCM's internal credit administration department performs continuous loan reviews; monitors loan documentation; ensures compliance with internal policies and governmental regulations; and maintains the internal loan and lease watch list. FSCM also employs an internal audit/compliance staff to provide on-going operational audits and reviews of regulatory compliance. In addition, management continues to cautiously assess the risks associated with the potential future impact of adverse changes in the overall economic climate and more stringent regulatory standards and requirements. An asset/liability committee monitors the liquidity position of FSCM in order to provide for future liquidity requirements as well as maintain an acceptable interest rate return on assets. Further, computer simulation modeling is used to assess the interest rate sensitivity characteristics of assets and liabilities and predict possible impacts of new marketing and product development strategies.

As depicted in FSCM's Consolidated Statement of Cash Flows, the operating and financing activities are generally net sources of liquidity, and investing activities are net uses of liquidity. For the six months ended September 30, 1996, the primary sources of cash provided by operating activities included proceeds from the sale of loans and leases coupled with net income; these same two components provided positive net cash flow from operating activities for the six months ended September 30, 1995. For both six month periods, cash was used in investing activities primarily to fund the net increase in loans and leases and was provided by financing activities from the net increases in deposits and short-term borrowings. The resulting net change in cash and due from banks reflected an increase of $3,810,000 for the six months ended September 30, 1996 and a decrease of $1,630,000 for the corresponding 1995 six month period.

Balance Sheet

Overview

Assets increased $19,166,000, or 4.95%, to total $406.1 million at September 30, 1996 as compared to $387.0 million at March 31, 1996. The increase was primarily distributed to net loans and leases which increased $15.5 million, or 6.16%. Loans and leases, net, comprised 65.74% of total assets at September 30, 1996--FSCM's Peer Group comparative ratio was 58.94%. The ratio of average interest-earning assets to total average assets as of September 30, 1996 for FSCM and for FSCM's Peer Group equaled 93.08% and 82.08%, respectively. Correspondingly, the increase in assets was funded by increased insured money market accounts which totaled $30.4 million at September 30, 1996 as compared to $8.6 million at March 31, 1996 and resulted from a targeted marketing campaign. FSCM's September 30, 1996 and Peer Group ratios of average interest-bearing liabilities to total average assets equaled 84.27% and 76.41%, respectively. The unfavorable variance primarily resulted from FSCM's funding and capital structure in which the average balances in both non-interest-bearing deposits and stockholders' equity were lower than that of its Peer Group.

Investments

Investments totaled $94.0 million at September 30, 1996, or 23.15% of total assets. Investments are categorized at the time of purchase as either held-to-maturity or available-for-sale. Securities categorized as held-to-maturity are carried at amortized cost. Securities categorized as available-for-sale are carried at fair market value with the net of tax difference between the amortized cost and the fair market value carried as an unrealized adjustment to stockholders' equity. At March 31, 1996, the amortized cost of the available-for-sale securities exceeded the fair market value by $640 thousand. Due to an increased interest rate curve between March and September, 1996, the difference between the two values grew to $1.6 million.

Loans and Direct Financing Leases

The  following   table  presents  the  September  and  March  1996   comparative
distribution of loans and leases.


                           LOAN AND LEASE DISTRIBUTION

                                                         September 30, March 31,
                (Dollars in Thousands)                       1996         1996
                ----------------------                   ------------- ---------

Commercial, financial and agricultural ...............     $ 89,491     $ 85,578
Direct financing leases ..............................        5,726        5,719
Real  estate:
    Residential mortgage1 ............................       61,014       64,248
    Construction .....................................       25,652       21,823
    Commercial mortgage ..............................       64,332       62,746
Consumer, not secured by a real estate mortgage2 .....       25,469       15,851
                                                           --------     --------
          Total loans and leases .....................     $271,684     $255,965
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

As depicted in the above table, with the exception of residential mortgage loans, the increase in loans and leases between September 30 and March 31, 1996 was distributed between all other types of financing arrangements. The decrease in residential mortgage loans resulted from the servicing-retained sale of a $7.4 million adjustable rate portfolio during the three month period ended June 30, 1996. The outstanding balance of residential mortgage loans which have been originated and sold to investors while retaining the servicing rights totaled $180.0 million as of September 30, 1996 as compared to $165.0 million at March 31, 1996.

During the three months ended June 30, 1996, FSCM purchased a $1.5 million commercial real estate loan from TRIB pursuant to lending authority received from the Federal Reserve Board. It is not the intent of FSCM's management to actively generate loans but merely use such authority to primarily supplement TRIB's lending capabilities.

Deposits,   Securities  Sold  Under  Agreements  to  Repurchase  and  Short-Term
Borrowings

As of September 30, 1996, FSCM had drawn $550 thousand on its $10 million, secured, correspondent bank line of credit. The proceeds were used to fund the aforementioned loan accommodation with TRIB and was repaid as part of the 1996 Note offering transaction.

Capital Resources

FSCM's capital, as measured by standards established by the federal banking regulators, exceeded those defined for "well-capitalized" institutions. The table below sets forth FSCM's ratios as of September 30, 1996 and March 31,
1996, as well as the regulatory ratios for minimum requirements and "well-capitalized" institutions.


                                 CAPITAL RATIOS

                                                                             September 30,     March 31,    Regulatory    Well
                                                                                   1996          1996        Minimum   Capitalized
                                                                             -------------    ----------    ---------  ------------
Risk-based capital ratios:
                Tier 1 Capital ..............................................        8.99%         8.97%       4.00%         6.00%
                Total Capital ...............................................       11.39         11.66        8.00         10.00
           Leverage .........................................................        6.75          6.83        3.00          5.00

           Stockholders' equity .............................................   $  25,436     $  24,287
           Net unrealized loss on available-for-sale securities, net of taxes         839           422
           Intangible assets ................................................          (7)         (140)
                                                                                ---------     ---------
                Tier 1 capital ..............................................      26,268        24,569
           Supplementary capital ............................................       7,017         7,387
                                                                                ---------     ---------
                Total capital ...............................................   $  33,285     $  31,956
                                                                                =========     =========

           Total  adjusted average assets ...................................   $ 389,139     $ 359,486
                                                                                =========     =========

           Risk weighted assets .............................................   $ 292,259     $ 273,981
                                                                                =========     =========


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


                                   FINANCIAL SERVICES CORPORATION OF THE MIDWEST


Date:  November  14, 1996                    By:   /s/ Douglas M. Kratz
                                                  ------------------------------
                                                  Douglas M. Kratz
                                                  President, CEO, CFO, Secretary



                                            By:   /s/ Jean M. Hanson
                                                  ------------------------------
                                                  Jean M. Hanson
                                                  Controller, Chief Accounting
                                                       Officer