Form 10-Q
period 1996-12-31
FINANCIAL SERVICES CORPORATION OF THE MIDWEST
filed 1997-02-14
CIK 35838

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934


                For the quarterly period ended: December 31, 1996


                         Commission File Number: 0-8673


                  Financial Services Corporation of the Midwest
             (Exact name of registrant as specified in its charter)




          Delaware                                                36-2301786
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


224 - 18th Street, Suite 202, Rock Island, Illinois               61201-8737
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



Part I -- Financial Information


                                                                        Page No.

        Item 1   Unaudited Financial Statements:


                    Consolidated Balance Sheets -- December 31, 1996 and March 31, 1996

                    Consolidated Statements of Income -- Nine and Three Months Ended December 31, 1996 and 1995

                    Consolidated Statements of Stockholders' Equity -- Nine Months Ended December 31, 1996 and 1995

                    Consolidated Statements of Cash Flows -- Nine Months Ended December 31, 1996 and 1995

                    Notes to Consolidated Financial Statements

        Item 2 Management's Discussion and Analysis of the Financial Condition and Results of Operations


Part II -- Other Information and Signatures

FINANCIAL SERVICES CORPORATION OF THE MIDWEST

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                               (Unaudited)
                                                                                                       ----------------------------
                                                                                                       December  31,      March 31,
                                                                                                           1996             1996
                                                                                                       -------------      ---------
ASSETS
Cash and due from banks ..........................................................................       $  23,727        $  14,423
Interest-bearing deposits with other financial institutions ......................................           4,977            4,861
Investment securities:
    Held-to-maturity (approximate market value December 31, 1996-$33,684 and
        March 31, 1996-$29,072) ..................................................................          33,632           29,115
    Available-for-sale (amortized cost December 31, 1996-$64,635 and
            March 31, 1996-$61,948) ..............................................................          64,245           61,308
Federal funds sold ...............................................................................           6,200           11,900

Loans and direct financing leases ................................................................         284,317          255,965
    Less:  Allowance for possible loan and lease losses ..........................................          (5,508)          (4,463)
                                                                                                         ---------        ---------
        Total loans and leases, net ..............................................................         278,809          251,502

Premises, furniture and equipment, net ...........................................................           5,467            5,953
Accrued interest receivable ......................................................................           3,178            2,653
Other real estate, net ...........................................................................             193              457
Other assets .....................................................................................           5,753            4,795
                                                                                                         ---------        ---------
        Total ....................................................................................       $ 426,181        $ 386,967
                                                                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
    Noninterest-bearing demand ...................................................................       $  42,576        $  36,286
    Interest-bearing:
        N.O.W. accounts ..........................................................................          24,011           24,420
        Savings ..................................................................................          37,432           41,814
        Insured money market .....................................................................          37,089            8,638
        Other time ...............................................................................         200,362          190,660
                                                                                                         ---------        ---------
        Total deposits ...........................................................................         341,470          301,818

Accounts payable and accrued liabilities .........................................................           6,057            4,766
Securities sold under agreements to repurchase ...................................................          39,508           48,846
Other short-term borrowings ......................................................................           1,224            1,500
Notes payable ....................................................................................          10,000            4,500
Mandatory convertible debentures .................................................................           1,250            1,250
                                                                                                         ---------        ---------
        Total liabilities ........................................................................         399,509          362,680
                                                                                                         ---------        ---------

Stockholders' equity:
Capital stock:
    Preferred, no par value; authorized, 100,000 shares:
        Class A Preferred Stock, stated value $100 per share; authorized, 50,000 shares;
           issued and outstanding:  50,000 shares ................................................           5,000            5,000
        Class B Preferred Stock, stated value $500 per share; authorized, 1,000 shares;
           issued and outstanding:  1,000 shares .................................................             500              500
        Class C Preferred Stock, stated value $425 per share; authorized, 2,400
           shares; issued and outstanding:  2,400 shares .........................................           1,020            1,020
    Common, par value $.50 per share; authorized, 600,000 shares;
        issued:  340,662 shares; outstanding:  176,611 shares ....................................             170              170
Capital surplus ..................................................................................           2,574            2,574
Net unrealized loss on available-for-sale securities, net of taxes ...............................            (257)            (422)
Retained earnings ................................................................................          22,914           20,694
Treasury stock ...................................................................................          (5,249)          (5,249)
                                                                                                         ---------        ---------
                  Total stockholders' equity .....................................................          26,672           24,287
                                                                                                         ---------        ---------
                  Total ..........................................................................       $ 426,181        $ 386,967
                                                                                                         =========        =========

See accompanying notes to consolidated financial statements.

FINANCIAL SERVICES CORPORATION OF THE MIDWEST

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

                                                                                 (Unaudited)                       (Unaudited)
                                                                             ------------------------      ------------------------
                                                                                Nine Months Ended              Three Months Ended
                                                                                   December 31,                    December 31,
                                                                             ------------------------      ------------------------
                                                                               1996           1995           1996           1995
                                                                             ---------      ---------      ---------      ---------
Interest income:
    Interest and fees on loans and leases .............................      $  20,616      $  17,772      $   7,231      $   6,361
    Interest on investment securities .................................          4,369          3,520          1,466          1,305
    Interest on federal funds sold ....................................            382            941            200            212
    Interest on interest-bearing deposits with other financial
            institutions ..............................................            197              6             68              2
                                                                             ---------      ---------      ---------      ---------
        Total interest income .........................................         25,564         22,239          8,965          7,880
                                                                             ---------      ---------      ---------      ---------
Interest expense:
    Interest on deposits ..............................................         10,711          9,464          3,814          3,247
    Interest on securities sold under agreements to repurchase ........          1,817          1,719            549            684
    Interest on other short-term borrowings ...........................             69             58             20             27
    Interest on notes payable .........................................            343            315            152            102
    Interest on mandatory convertible debentures ......................             73             78             24             26
                                                                             ---------      ---------      ---------      ---------
        Total interest expense ........................................         13,013         11,634          4,559          4,086
                                                                             ---------      ---------      ---------      ---------
        Net interest income ...........................................         12,551         10,605          4,406          3,794
Provision for possible loan and lease losses ..........................          2,000          1,380            950            650
                                                                             ---------      ---------      ---------      ---------
        Net interest income after provision for possible loan
                   and lease losses ...................................         10,551          9,225          3,456          3,144
                                                                             ---------      ---------      ---------      ---------
Other income:
    Trust fees ........................................................            333            222            133             (2)
    Investment securities gains .......................................             --             11             --             11
    Loan servicing fees ...............................................            552            503            188            170
    Gain on sales of loans and leases .................................            287            265            107             93
    Service charges on deposit accounts ...............................            849            795            296            259
    Insurance commissions .............................................            157            221              8             84
    Other .............................................................            554            417            193            159
                                                                             ---------      ---------      ---------      ---------
        Total other income ............................................          2,732          2,434            925            774
                                                                             ---------      ---------      ---------      ---------

Other expenses:
    Salaries and employee benefits ....................................          4,706          4,326          1,542          1,533
    Occupancy, net ....................................................            633            571            209            262
    Insurance .........................................................             86            254             31             60
    Equipment .........................................................            741            692            257            353
    Data processing ...................................................            503            400            175            137
    Advertising .......................................................            295            290             65             58
    Other operating ...................................................          1,663          1,189            619            226
                                                                             ---------      ---------      ---------      ---------
        Total other expenses ..........................................          8,626          7,722          2,898          2,629
                                                                             ---------      ---------      ---------      ---------
        Income before income taxes ....................................          4,657          3,937          1,483          1,289
Income taxes ..........................................................          1,725          1,294            592            417
                                                                             ---------      ---------      ---------      ---------
Net income ............................................................      $   2,932      $   2,643      $     891      $     872
                                                                             =========      =========      =========      =========
Net income available for Common Stock .................................      $   2,485      $   2,194      $     743      $     722
                                                                             =========      =========      =========      =========
Earnings per common share:
Primary ...............................................................      $   14.07      $   12.53      $    4.21      $    4.12
                                                                             =========      =========      =========      =========
Fully diluted .........................................................      $    9.06      $    8.03      $    2.77      $    2.67
                                                                             =========      =========      =========      =========

Weighted average common shares outstanding ............................        176,611        175,111        176,611        175,111
                                                                             =========      =========      =========      =========
Weighted average common and contingently issuable
 common shares outstanding ............................................        328,838        335,421        326,961        332,744
                                                                             =========      =========      =========      =========

See accompanying notes to consolidated financial statements.

FINANCIAL SERVICES CORPORATION OF THE MIDWEST

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Amounts)



                                                                                                     Net
                                                                                                 Unrealized
                                                                                                   Loss on
                                                         Preferred Stock                         Available-
Nine Months Ended                                   -------------------------   Common   Capital   For-Sale  Retained   Treasury
December 31, 1996 (Unaudited)                       Class A  Class B  Class C    Stock   Surplus Securities1 Earnings     Stock
-------------------------------------------------   -------  -------  -------  -------   ------- ----------- --------   --------
Balance at March 31, 1996........................   $5,000   $  500    $1,020  $   170    $2,574 $    (422)  $20,694    $(5,249)
Net income.......................................      ---      ---       ---      ---       ---       ---     2,932        ---
Change in net unrealized loss on
   available-for-sale securities1 ...............      ---      ---       ---      ---       ---       165       ---        ---
Cash dividends declared:
   Class A Preferred, $6.94 per share............      ---      ---       ---      ---       ---       ---     (347)        ---
   Class B Preferred, $34.85 per share...........      ---      ---       ---      ---       ---       ---      (35)        ---
   Class C Preferred, $27.09 per share...........      ---      ---       ---      ---       ---       ---      (65)        ---
   Common, $1.50 per share ......................      ---      ---       ---      ---       ---       ---     (265)        ---
                                                    ------   ------    ------   ------    ------    ------   -------    -------
Balance at December 31, 1996.....................   $5,000   $  500    $1,020   $  170    $2,574    $ (257)  $22,914    $(5,249)
                                                    ======   ======    ======   ======    ======    ======   =======    =======


Nine Months Ended
December 31, 1995 (Unaudited)
-------------------------------------------------

Balance at March 31, 1995........................   $5,000   $  500    $1,020  $   170    $2,521  $    ---   $18,047    $(5,297)
Net income.......................................      ---      ---       ---      ---       ---       ---     2,643        ---
Change in net unrealized gain on
   available-for-sale securities1 ...............      ---      ---       ---      ---       ---       174       ---        ---
Cash dividends declared:
   Class A Preferred, $6.94 per share............      ---      ---       ---      ---       ---       ---     (347)        ---
   Class B Preferred, $37.02 per share...........      ---      ---       ---      ---       ---       ---      (37)        ---
   Class C Preferred, $27.09 per share...........      ---      ---       ---      ---       ---       ---      (65)        ---
   Common, $1.26 per share ......................      ---      ---       ---      ---       ---       ---     (221)        ---
                                                    ------   ------    ------   ------   -------   -------   -------    -------
Balance at December 31, 1995.....................   $5,000   $  500    $1,020   $  170   $ 2,521   $   174   $20,020    $(5,297)
                                                    ======   ======    ======   ======   =======   =======   =======    =======

1 Net of taxes

See accompanying notes to consolidated financial statements.

FINANCIAL SERVICES CORPORATION OF THE MIDWEST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                                                  (Unaudited)
                                                                                                           ------------------------
                                                                                                               Nine Months Ended
                                                                                                                 December 31,
                                                                                                           ------------------------
                                                                                                             1996            1995
                                                                                                           --------        --------
Cash Flows From Operating Activities:
Net income .........................................................................................       $  2,932        $  2,643
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..................................................................            937             670
    Provision for possible loan and lease losses ...................................................          2,000           1,380
    Gain on sale of investment securities available-for-sale .......................................             --             (11)
    Investment amortization ........................................................................            183             113
    Loans and leases originated for sale ...........................................................        (25,928)        (49,694)
    Proceeds from sales of loans and leases ........................................................         35,057          49,034
    Gain on sales of loans and leases ..............................................................           (287)           (265)
    Increase in interest receivable ................................................................           (525)         (1,265)
    Increase in interest payable ...................................................................            667           1,021
    (Increase) decrease in other assets ............................................................         (1,068)            283
    Increase in other liabilities ..................................................................            624             629
                                                                                                           --------        --------
Net cash provided by operating activities ..........................................................         14,592           4,538
                                                                                                           --------        --------

Cash Flows From Investing Activities:
Net decrease in federal funds sold .................................................................          5,700          14,900
Net (increase) decrease in interest-bearing deposits with other financial institutions .............           (116)            181
Purchase of investment securities held-to-maturity .................................................        (14,542)        (16,076)
Proceeds from maturity or call of investment securities held-to-maturity ...........................         10,000          19,000
Purchase of investment securities available-for-sale ...............................................        (12,629)        (34,790)
Proceeds from maturity or call of investment securities available-for-sale .........................          9,784              --
Proceeds from sales of investment securities available-for-sale ....................................           --             7,152
Net increase in loans and leases ...................................................................        (38,149)        (31,964)
Net increase in other investing activities .........................................................           (162)         (3,404)
                                                                                                           --------        --------
Net cash used in investing activities ..............................................................        (40,114)        (45,001)
                                                                                                           --------        --------

Cash Flows From Financing Activities:
Net increase in deposits ...........................................................................         39,652          20,986
Net increase (decrease) in short-term borrowings ...................................................         (2,668)         13,696
Proceeds from other borrowings .....................................................................         36,642          27,259
Payments on other borrowings .......................................................................        (43,588)        (19,809)
Proceeds from bank note advance ....................................................................          1,210              --
Payments on bank note advance ......................................................................         (1,210)             --

Issuance of notes payable ..........................................................................         10,000              --
Redemption of notes payable ........................................................................         (4,500)           (500)
Cash dividends paid on Preferred Stock .............................................................           (447)           (449)
Cash dividends paid on Common Stock ................................................................           (265)           (221)
                                                                                                           --------        --------
Net cash provided by financing activities ..........................................................         34,826          40,962
                                                                                                           --------        --------

Net increase in cash and due from banks ............................................................          9,304             499
Cash and due from banks at the beginning of the year ...............................................         14,423          13,955
                                                                                                           --------        --------
Cash and due from banks at the end of the period ...................................................       $ 23,727        $ 14,454
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

2.   Supplemental Disclosures of Cash Flow Information - Cash paid for:


       (Dollars in Thousands)                                  December  31,
                                                          ---------------------
                                                            1996          1995
                                                          -------       -------

     Interest ...............................             $12,346       $10,612
     Income taxes ...........................               1,895         1,180

3. Earnings Per Common Share Data - The following information was used in the computation of earnings per common share on both a primary and fully diluted basis for the respective nine and three month periods.

                                                                         Nine Months Ended         Three Months Ended
        (Dollars in Thousands)                                              December 31,               December 31,
         ---------------------                                         ----------------------    ----------------------
                                                                         1996          1995         1996         1995
                                                                       ---------    ---------    ---------    ---------
       Net income ..................................................   $   2,932    $   2,643    $     891    $     872
       Accrued preferred dividends .................................        (447)        (449)        (149)        (150)
                                                                       ---------    ---------    ---------    ---------

       Primary earnings ............................................       2,486        2,194          742          722
       Accrued convertible preferred dividends .....................         447          449          149          150
       Mandatory convertible debentures interest expense, net of tax          48           52           16           18
                                                                       ---------    ---------    ---------    ---------
       Fully diluted earnings ......................................   $   2,980    $   2,695    $     907    $     890
                                                                       =========    =========    =========    =========

       Weighted average common shares outstanding ..................     176,611      175,111      176,611      175,111

       Weighted average common shares issuable upon conversion of:
       Class A Preferred Stock1 ....................................      67,116       75,199       65,239       72,522
       Class B Preferred Stock2 ....................................      11,111       11,111       11,111       11,111
       Class C Preferred Stock2 ....................................      24,000       24,000       24,000       24,000
       Mandatory convertible debentures2 ...........................      50,000       50,000       50,000       50,000
                                                                       ---------    ---------    ---------    ---------
           Weighted average common and contingently issuable
                common shares outstanding ..........................     328,838      335,421      326,961      332,744
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

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Business Development

On November 8, 1996, FSCM went effective with a $10 million, unsecured, twelve year, 8.0% fixed rate public notes offering ("1996 Notes"). Funding occurred on November 13, 1996 and the proceeds were used to (i) redeem the $4.5 million, 8.50% Notes due December 1, 1999 ("1992 Notes") and accrued interest, (ii) provide for a $4 million capital investment into THE Rock Island Bank, National Association ("TRIB"), FSCM's wholly owned commercial bank subsidiary, (iii) allow for the repayment of a $550 thousand correspondent bank loan, (iv) pay the underwriting fees and other offering related costs which approximated $525,000, and (v) supplement working capital. The 1996 Notes are dated as of November 1, 1996 and will mature on November 1, 2008. Semiannual interest payments are due on the first of May and November beginning May 1, 1997. Mandatory redemptions of $750 thousand commence November 1, 2000 and are due yearly thereafter on November 1 in each of the years 2001 through 2007. FSCM may redeem any or all of the 1996 Notes at any time upon not less than 15 days notice to the holders for the principal amount plus accrued interest to the date of redemption. Any redemptions occurring prior to November 1, 1999 will be priced at 103% of the principal amount.

Income Statement

Overview

Net income of $891 thousand was earned during the three months ended December 31, 1996, resulting in the nine month fiscal net income totaling $2.9 million as compared to fiscal 1995's net income for the comparable three and nine month periods of $872 thousand and $2.6 million, respectively. Earnings per fully diluted common share equaled $9.06 and $8.03 for the nine months ended December 31, 1996, and 1995, respectively, and $2.77 and $2.67 for the respective three month periods. Changes in net income between the nine and three month periods ended December 31, 1996, and 1995 were as follows:

                                                              Change in Income
                                                           --------------------
                                                             Nine        Three
        (Dollars in Thousands)                              Months       Months
        ----------------------                             -------      -------

Interest income ......................................     $ 3,325      $ 1,085
Interest expense .....................................      (1,379)        (473)
                                                           -------      -------
Net interest income ..................................       1,946          612
Provision for possible loan and lease losses .........        (620)        (300)
Other income .........................................         298          151
Other expenses .......................................        (904)        (269)
Income taxes .........................................        (431)        (175)
                                                           -------      -------
Net increase (decrease) in net income ................     $   289      $    19
                                                           =======      =======

The efficiency and overhead ratios are two commonly used performance measurements. Both measure the coverage of operating expense by net interest income. In the efficiency ratio, other income is added to net interest income and in the overhead ratio other income is netted against operating expense. Lower ratios generally reflect better performance and therefore are considered more favorable. FSCM's ratios as of December 31, 1996 and 1995 and Peer Group comparisons are presented below. FSCM's Peer Group is defined as bank holding companies with consolidated assets between $300 million and $500 million. The Peer Group numbers presented here and throughout the report are as of September 30, 1996--the most recent data available. The improvement in the ratios between nine month comparative periods was primarily the result of increased net interest income.

                                                      FSCM
                                          ----------------------------
                                           December 31,   December 31,   Peer
                                               1996          1995        Group
                                          --------------  ------------ ---------

Efficiency Ratio ..................            56.44%         59.22%     63.98%
Overhead Ratio ....................            46.96          49.86       N/A

Net Interest Income

As reflected in the table below, increases in both outstanding balances of and yields on interest-earning assets resulted in interest income totaling $25.6 million for the nine months ended December 31, 1996 as compared to $22.2 million for the 1995 nine month period. Correspondingly, the outstanding balances of interest-bearing liabilities also increased but the cost of such funds decreased. As a result, interest expense totaled $13.0 million for the nine months ended December 31, 1996 as compared to $11.6 million for the comparable 1995 period. The resulting net interest income equaled $12.6 million and $10.6 million for the nine months ended December 31, 1996 and 1995, respectively, an increase of $1.9 million, or 18.35%. Further details of changes which resulted in these improvements are shown in the variance table on the next page. The net interest margin, net interest income divided by average interest-earning assets, improved 22 basis points to equal 4.52% as compared to 4.30% for the nine months ended December 31, 1996 and 1995, respectively. FSCM's Peer Group's net interest margin equaled 4.71%. Strong funding demands and intense local competition for funds has contributed to the unfavorable comparisons to Peer Group ratios for both the cost of funds and the net interest margin.

                   AVERAGE BALANCE AND INTEREST RATE ANALYSIS

                                                                                      Nine Months Ended
                                                        ----------------------------------------------------------------------------
                                                                   December 31, 1996                     December 31, 1995
    (Dollars in Thousands)                              ----------------------------------------  ----------------------------------
                                                                                       Average                             Average
                                                         Average                        Annual     Average                  Annual
            ASSETS                                       Balance       Interest          Rate      Balance      Interest     Rate
--------------------------------------------------      --------       --------        ---------  --------      --------   ---------
Interest-bearing deposits with other
    financial institutions .......................      $  4,923       $    197           5.34%   $    124      $      6      6.45%
Investment securities ............................        95,698          4,369           6.09      81,627         3,520      5.75
Federal funds sold ...............................         9,572            382           5.32      21,149           941      5.93
Loans and leases, net1 ...........................       260,449         20,616          10.55     225,789        17,772     10.49
                                                        --------       --------                   --------      --------
    Total interest-earning assets ................      $370,642         25,564           9.20    $328,689        22,239      9.02
                                                        ========       --------                   ========      --------

                     LIABILITIES
Savings deposits .................................      $ 86,693          1,900           2.92    $ 74,323         1,381      2.48
Time deposits ....................................       193,692          8,811           6.07     171,473         8,083      6.29
Federal funds purchased ..........................           135              6           5.93         116             5      5.75
Securities sold under agreements to
    repurchase ...................................        46,469          1,817           5.21      40,927         1,719      5.60
Other short-term borrowings ......................         1,392             63           6.03       1,216            53      5.81
Notes payable ....................................         5,480            343           8.35       4,944           315      8.50
Mandatory convertible debentures .................         1,250             73           7.79       1,250            78      8.32
                                                        --------       -------                    --------      --------

    Total interest-bearing liabilities ...........      $335,111         13,013           5.18    $294,249        11,634      5.27
                                                        ========       --------                   ========      --------

Net interest income ..............................                     $ 12,551                                 $ 10,605
                                                                       ========                                 ========
Net interest margin (net interest income
    divided by average total interest-
    earning assets) ..............................                                        4.52%                              4.30%
                                                                                       ========                           ========

1  Nonaccruing loans and leases are included in the average balance.

                           INTEREST VARIANCE ANALYSIS

                                                                                       Nine Months Ended
                                                                            December 31, 1996 vs. December 31, 1995
                                                                            ---------------------------------------
                                                                                     Increase (Decrease)
                                                                                     Due to Change in1
                                                                               -----------------------------
                                                                               Average    Average    Total
    (Dollars in Thousands)                                                     Balance     Rate      Change
                                                                               --------   -------    -------
Interest income:
    Interest-bearing deposits with other financial institutions ............   $   232    $   (41)   $   191
    Investment securities ..................................................       607        242        849
    Federal funds sold .....................................................      (515)       (44)      (559)
    Loans and leases .......................................................     2,728        116      2,844
                                                                               -------    -------    -------
       Total interest income ...............................................     3,052        273      3,325
                                                                               -------    -------    -------

Interest expense:
    Savings deposits .......................................................       230        289        519
    Time deposits ..........................................................     1,047       (319)       728
    Federal funds purchased ................................................         1         --          1
    Securities sold under agreements to repurchase .........................       233       (135)        98
    Short-term borrowings ..................................................         8          2         10
    Notes payable ..........................................................        34         (6)        28
    Mandatory convertible debentures .......................................        --         (5)        (5)
                                                                               -------    -------    -------
       Total interest expense ..............................................    1 ,553       (174)     1,379
                                                                               -------    -------    -------

Change in net interest income ..............................................   $ 1,499    $   447    $ 1,946
                                                                               =======    =======    =======

1 The change in interest due to the volume and rate has been allocated to the change in average rate. Nonaccruing loans and leases are included in the average balance. Loan and lease fees of $1,268 and $1,072 for the nine months ended December 31, 1996 and 1995, respectively, are included in the interest income on loans and leases.

Provision for Possible Loan and Lease Losses

The provision for possible loan and lease losses totaled $2.0 million and $1.4 million for the nine months ended December 31, 1996 and 1995, respectively, and $950 thousand and $650 thousand for the respective three month periods. The amount of the provisions were based on management's assessment of the adequacy of the allowance for possible loan and lease losses in relation to both nonperforming loans (those past-due 90 days or more and loans in a nonaccrual status) and total loans and leases outstanding. For the nine months ended December 31, 1996 and 1995, net charge-offs totaled $955 thousand and $1.2 million, respectively. Net charge-offs for the three months ended December 31, 1996 totaled $133 thousand as compared to 1995's three months charge-offs of $563 thousand. Nonperforming loans and leases totaled $3.4 million as of December 31, 1996 and $1.3 million on December 31, 1995. The allowance, stated as a percentage of nonperforming loans and leases, equaled 162.29% and 305.87% as of December 31, 1996 and 1995, respectively. FSCM's comparative Peer Group ratio equaled 282.30%. A significant portion, $2.7 million, of the 1996 nonperforming loan and lease balances was comprised of loans secured by real estate. Of such loans, $112 thousand related to construction lending, $2.0 million related to 1-4 family residential mortgages, and $577 thousand related to commercial real estate credits. Further, of the $2.0 million in 1-4 family residential mortgages, $779 thousand was one credit of a California property appraised at over $1.0 million. Management has taken a conservative posture in respect to the underlying fair market value of the collateral and anticipates significant reductions in the nonperforming balances once the properties have been foreclosed and liquidated.

Other Income

Total other income equaled $2.7 million for the nine months ended December 31, 1996, a $298 thousand, or 12.24%, increase from 1995's nine month income of $2.4 million. Increases in other income was primarily generated from increases in fee income generated from trust services and in syndication fees received from structuring financing arrangements. Other income for the three month periods ended December 31, 1996 and 1995 equaled $925 thousand and $774 thousand, respectively. Loan servicing fees and service charges on deposit accounts were also higher in 1996 than in 1995 for both the nine and three month periods.

Other Expenses

Total other expenses equaled $8.6 million and $7.7 million for the nine months ended December 31, 1996 and 1995, respectively, a $904 thousand, or 11.71%, increase between periods. For the three month period, total other expense equaled $2.9 million and $2.6 million, respectively, a $269 thousand, or 10.23%, increase between periods.

Salaries and employee benefits comprise approximately 55% of total other expenses and equaled $4.7 million and $4.3 million for the nine months ended December 31, 1996 and 1995, respectively, and $1.5 million for both three month comparative periods. The number of full-time equivalent employees totaled 184 and 174 at December 31, 1996 and 1995, respectively. Annualized personnel expense, stated as a percentage of average assets equaled 1.58% and 1.64% for the nine months ended December 31, 1996 and 1995 as compared to FSCM's Peer Group ratio which equaled 1.74%.

The occupancy expense and equipment expense increased $62 thousand, or 10.86%, and $49 thousand, or 7.08%, respectively, between the 1996 and 1995 nine month comparative periods due primarily to expansion of the 18th Avenue, Rock Island, Illinois ("Hilltop") office and the opening of the Bettendorf, Iowa office in November 1995.

The decrease in insurance expense between both nine and three month periods in 1996 versus 1995 primarily resulted from the premium reduction received from the Federal Deposit Insurance Corporation ("FDIC").

Other operating expense totaled $1.7 million and $1.2 million for the respective nine month periods and $619 thousand and $226 thousand for the respective three month periods ended December 31, 1996 and 1995. Changes in items included in other operating expense were as follows.

o The amortization of deferred note offering costs totaled $150 thousand for the nine months ended December 31, 1996--primarily because of the early redemption of the notes issued in 1992--as compared to $39 thousand for the nine months ended December 31, 1995.

o Loan and lease related bank expenses including recording and filing fees, dealer fees paid for the generation of indirect consumer loan financings, and problem loan costs incurred to preserve TRIB's position. Such expenses netted $202 thousand and $109 thousand for the nine and three month periods ended December 31, 1996, respectively, as compared to $5 thousand for the nine month period and a recovery of $54 thousand for the three month period ended December 31, 1995, respectively. The recovery resulted from collections of previous expensed amounts upon resolution of the underlying credit. The indirect lending function was introduced by TRIB in 1995 and the difference in the amounts between periods primarily reflected the lower volume due to start-up in 1995. These are not sub-prime loans.

o TRIB regulatory examination fees totaled $71 thousand and $33 thousand for the 1996 and 1995 nine month periods, respectively, and $22 thousand and $12 thousand for the respective three month periods. The increase in costs resulted from TRIB's November 1995 change in operating charters from one issued by the State of Illinois to a National Association under the Office of the Comptroller of the Currency ("OCC").

o Advisory services totaled $19 thousand and $98 thousand for the 1996 and 1995 nine month periods, respectively. Included in the 1995 amounts were costs associated with the employment of a national consulting firm to perform a bank-wide "best practices" review.

Income Taxes

Income taxes increased $431 thousand, or 33.31%, to total $1.7 million for the nine months ended December 31, 1996 from $1.3 million for the 1995 nine month comparative period, and $175 thousand, or 41.97%, to total $592 thousand for the three months ended December 31, 1996 from $417 thousand for the 1995 three month period. The effective tax rates equaled 37.04% and 32.87% for the 1996 and 1995 nine month periods, respectively, and 39.92% and 32.35% for the respective three month periods. The increase in income tax effective rates was primarily due to the state tax obligations generated by TRIB's Iowa presence.

Risk Management

FSCM's internal credit administration department performs continuous loan reviews; monitors loan documentation; ensures compliance with internal policies and governmental regulations; and maintains the internal loan and lease watch list. FSCM also employs an internal audit/compliance staff to provide on-going operational audits and reviews of regulatory compliance. In addition, management continues to cautiously assess the risks associated with the potential future impact of adverse changes in the overall economic climate and more stringent regulatory standards and requirements. An asset/liability committee monitors the liquidity position of FSCM in order to provide for future liquidity requirements as well as maintain an acceptable return on assets. Further, computer simulation modeling is used to assess the interest rate sensitivity characteristics of assets and liabilities and predict possible impacts of new marketing and product development strategies.

As depicted in FSCM's Consolidated Statement of Cash Flows, the operating and financing activities are generally net sources of liquidity, and investing activities are net uses of liquidity. For the nine months ended December 31, 1996, the primary sources of cash provided by operating activities included proceeds from the sale of loans and leases coupled with net income; these same two components provided positive net cash flow from operating activities for the nine months ended December 31, 1995. For both nine month periods, cash was used in investing activities primarily to fund the net increase in loans and leases and the increase in investments. Cash was provided, in the nine month comparative periods, by financing activities from the net increase in deposits for the 1996 period and from net increase in deposits and short-term borrowings for the 1995 period. The resulting net change in cash and due from banks reflected an increase of $9.3 million for the nine months ended December 31, 1996 and $499 thousand for the corresponding 1995 nine month period. The large 1996 increase in cash and due from banks primarily resulted from weather hindering the clearing of cash letters on December 30 which also caused an unusually high balance in noninterest-bearing demand deposits.

Balance Sheet

Overview

Assets totaled $426.2 million at December 31, 1996, an increase of $39.2 million, or 10.13%, from March 31, 1996's balance of $387.0 million. The increase was primarily distributed to net loans and leases, which increased $27.3 million, or 10.86%, and investments, which increased $7.5 million, or 8.24%. Loans and leases, net, comprised 65.42% of total assets at December 31, 1996--FSCM's Peer Group comparative ratio was 60.67%. The ratio of average interest-earning assets to total average assets as of December 31, 1996 for FSCM and for FSCM's Peer Group equaled 93.42% and 92.14%, respectively. Correspondingly, the increase in assets was funded by increased deposits and notes payable. Targeted marketing campaigns have been successful in gathering additional funds in the insured money market and time deposit products. FSCM's December 31, 1996 ratio of average interest-bearing liabilities to total average assets equaled 84.47% as compared to that of its Peer Group which equaled 76.46%. The unfavorable variance primarily resulted from FSCM's funding and capital structure in which the average balances in both noninterest-bearing deposits and stockholders' equity were lower than that of its Peer Group.

Investments

Investments totaled $97.9 million at December 31, 1996, or 22.97% of total assets. Investments are categorized at the time of purchase as either held-to-maturity or available-for-sale. Securities categorized as held-to-maturity are carried at amortized cost. Securities categorized as available-for-sale are carried at fair market value with the net of tax difference between the amortized cost and the fair market value carried as an unrealized adjustment to stockholders' equity. Securities classified as held-to-maturity and available-for-sale at December 31, 1996 equaled $33.6 million and $64.2 million, respectively, or 34.36% and 65.64%, respectively, of total securities. FSCM's Peer Group comparative ratios equaled 29.62% and 70.38%, respectively. At December 31 and March 31, 1996, the amortized cost of the available-for-sale securities exceeded the fair market value by $390 thousand and $640 thousand, respectively. The decrease in unrealized loss between periods was primarily due to a decrease in the interest rates from March to December 1996. As a result, the adjustment to stockholders' equity, net of income taxes, related to the net unrealized loss also decreased to equal $257 thousand and $422 thousand at December 31 and March 31, 1996, respectively.

Loans and Direct Financing Leases

The  following   table   presents  the  December  and  March  1996   comparative
distribution of loans and leases.

                           LOAN AND LEASE DISTRIBUTION

                                                          December 31, March 31,
        (Dollars in Thousands)                                1996       1996
        ----------------------                             ---------   ---------

Commercial, financial and agricultural ...............     $ 90,640     $ 85,578
Direct financing leases ..............................        5,449        5,719
Real  estate:
   Residential mortgage1 .............................       63,598       64,248
   Construction ......................................       27,414       21,823
   Commercial mortgage ...............................       69,710       62,746
Consumer, not secured by a real estate mortgage2 .....       27,506       15,851
                                                           --------     --------

         Total loans and leases ......................     $284,317     $255,965
                                                           ========     ========

1 Includes first mortgages pending conclusion of their sale to the Federal National Mortgage Association ("Freddie Mac"), Fannie Mae and the Illinois Housing Development Authority ("IHDA"), home equity lines of credit, home improvement loans, and consumer loans for which junior liens were taken as primary and secondary sources of security.

2    Consumer loans, both direct and indirect and credit card plans.

As depicted in the above table, both commercial and commercial mortgage loans increased between the comparative periods. In addition, significant growth occurred in the consumer lending area. The growth primarily focused in the area of indirect loans in which TRIB purchased from dealers (e.g. auto, boat and recreational vehicle dealerships) consumer loans rather than providing the financing directly to the consumer. The decrease between balances in residential mortgage loans resulted from the servicing-retained sale of a $7.4 million adjustable rate portfolio during May 1996. The outstanding balance of residential mortgage loans which have been originated and sold to investors while retaining the servicing rights totaled $183.8 million as of December 31, 1996 as compared to $165.0 million at March 31, 1996.

In June 1996, FSCM purchased a $1.5 million commercial real estate loan from TRIB pursuant to lending authority received from the Federal Reserve Board. It is not the intent of FSCM's management to actively generate loans but merely use such authority to primarily supplement TRIB's lending capabilities.

Deposits,   Securities  Sold  Under  Agreements  to  Repurchase  and  Short-Term
Borrowings

As of December 31, 1996, noninterest-bearing deposits were unusually high by approximately $10 million due to weather related problems in delivery of the overnight cash letter. The insured money market account has increased $28.5 million to $37.1 million from $8.6 million as of December 31 and March 31, 1996, respectively. The increase resulted from the successful marketing of a new tiered-rate product. Of the $9.3 million decrease in securities sold under agreements to repurchase ("repurchase agreements"), $5 million was attributed to a switch in State funds from repurchase agreements to tine deposits products. Time deposits have also increased between periods as the result of targeted marketing of specific term products.

Notes Payable

The change between December 31 and March 31, 1996 in notes payable reflects the 8.0%, $10 million new notes issued as of November 1, 1996 and the use of a part of the proceeds to early redeem the 8.5% , $4.5 million notes which had been issued in 1992..

Capital Resources

FSCM's capital, as measured by standards established by the federal banking regulators, exceeded those defined for "well-capitalized" institutions. The table below sets forth FSCM's ratios as of December 31, 1996 and March 31, 1996, as well as the regulatory ratios for minimum requirements and "well-capitalized" institutions.

                                 CAPITAL RATIOS

                                                                              FSCM
                                                                     ------------------------      Regulatory Requirements
                                                                     December 31,  March 31,    ----------------------------
                                                                        1996         1996       Minimum     Well Capitalized
                                                                     ----------    ----------   -------     ----------------
Risk-based capital ratios:
     Tier 1 Capital ..............................................        8.69%         8.97%     4.00%           6.00%
     Total Capital ...............................................       13.64         11.66      8.00           10.00
Leverage .........................................................        6.35          6.83      3.00            5.00

Stockholders' equity .............................................   $  26,672     $  24,287
Net unrealized loss on available-for-sale securities, net of taxes         257           422
Intangible assets ................................................        (515)         (140)
                                                                     ---------     ---------
     Tier 1 capital ..............................................      26,414        24,569
Supplementary capital ............................................      15,072         7,387
                                                                     ---------     ---------
     Total capital ...............................................   $  41,486     $  31,956
                                                                     =========     =========

Total  adjusted average assets ...................................   $ 416,012     $ 359,486
                                                                     =========     =========

Risk weighted assets .............................................   $ 304,051     $ 273,981
                                                                     =========     =========


                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST



Part II - Other Information and Signatures


Item 4.  Submission of Maters to a Vote of Security Holders

a)  The Annul Meeting of Stockholders was held August 22, 1996.

b)  The names of the directors who were re-elected at the Annual Meeting were:

    1.  Benjamin D. Farrar, Jr.
    2.  Perry B. Hansen
    3.  Douglas M. Kratz
    4.  John T. Kustes

c)  Details of matters voted upon:

                                                           Votes Casted
                                               -------------------------------------
                                                 For    Against Withheld Abstentions
                                               -------  ------- -------- -----------
For the election of directors:
    Benjamin D. Farrar, Jr .................   151,788      --     --        822
    Perry B. Hansen ........................   151,788      --     --        822
    Douglas M. Kratz .......................   151,788      --     --        822
    John T. Kustes .........................   151,788      --     --        822

For the appointment of McGladrey &
    Pullen, LLP as FSCM's independent
    accountants for the fiscal year
    ending March 31, 1996 ..................   151,257       531   --        822

For the approval of the 1996 Combined
    Incentive and Nonstatutory
    Stock Option Plan ......................   148,529     3,127   --        954


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    None

(b) Reports on Form 8-K

    None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FINANCIAL SERVICES CORPORATION OF THE MIDWEST




Date:  February 14, 1997           By:   /s/ Douglas M. Kratz
                                        ----------------------------------------
                                        Douglas M. Kratz
                                        President, CEO, CFO, Secretary


                                  By:   /s/ Jean M. Hanson
                                        ----------------------------------------
                                        Jean M. Hanson
                                        Controller, Chief Accounting Officer