Form 10-K
period 1997-03-31
FINANCIAL SERVICES CORPORATION OF THE MIDWEST
filed 1997-06-30
CIK 35838

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K


[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Fiscal year ended:  March 31, 1997

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

              9.25% Class A Cumulative Convertible Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1997 (excluding the reported beneficial ownership of all directors, officers and beneficial owners of more than 5% of the registrant's voting stock; however, this does not constitute an admission of affiliate status for any of these holders) was $7,455,000. The Common Stock of the registrant, which is the registrant's only voting stock, is not actively traded or regularly quoted. However, for the reasons stated in Item 5 of this Report, the amount shown is calculated on the basis of $90.00 per share for the Common Stock. The number of shares outstanding of the registrant's Common Stock as of May 31, 1997 was 177,711 shares of $.50 per share par value Common Stock.

The exhibit index may be found on pages           through       herein.

Part I

Item 1.  Business

         (a)      Business Development

                  Financial Services Corporation of the Midwest ("FSCM") is a one-bank holding company incorporated in 1973 under Delaware law and registered under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). FSCM's principal place of business is located at 224 - 18th Street, Suite 202, Rock Island, Illinois. FSCM owns all of the outstanding shares of THE Rock Island Bank, National Association ("TRIB"), which has its principal place of business in Rock Island, Illinois. In 1974, FSCM acquired all outstanding shares of TRIB, then an Illinois state banking corporation. On November 1, 1995, TRIB became a national bank and relocated its official office from Rock Island, Illinois to Bettendorf, Iowa. TRIB's trade area includes both Iowa and Illinois Quad City communities. TRIB is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

         (b)      THE Rock Island Bank, N.A. Financial Information

                                                                         March 31,         March 31,        March 31,
                  (Dollars in Thousands)                                   1997               1996            1995
                  ---------------------------------------------------------------------------------------------------
                  Net interest income                                    $  17,378         $  14,921        $  14,353
                  Provision for possible loans and lease losses              2,630             1,905            2,510
                  Total other income                                         3,666             3,303            3,132
                  Total other expenses                                      10,613            10,084            9,465
                  Income taxes                                               2,835             2,087            1,830
                                                                        ---------------------------------------------
                  Net income                                            $    4,966        $    4,148       $    3,680
                                                                        =============================================
                  Total assets                                          $  442,371        $  386,818       $  337,023
                                                                        =============================================


         (c)      Description of Business

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST

                  FSCM's investment in TRIB represented 89.47% of FSCM's parent company only total assets of $39,263,000 as of March 31, 1997. FSCM's $10.0 million, 8.00% Notes due November 1, 2008 ("1996 Notes"), which were issued in November 1996, constituted 85.33% of FSCM's liabilities as of said date.

                  FSCM's primary sources of cash flows are derived from dividend and tax payments from TRIB. The amount of dividends or other funds paid to FSCM by TRIB is restricted by certain regulatory provisions. Income taxes are computed on a separate company basis, and tax payments are paid to FSCM by subsidiaries in accordance with an intercompany tax allocation agreement.

                  FSCM is a one-bank holding company registered under the Holding Company Act, and, as such, it is subject to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Regulated areas with which FSCM must comply include, but are not limited to: obtaining approval before any acquisition, obtaining approval prior to any change in control, restrictions on the types of financial activities in which FSCM may engage, maintenance of prescribed capital adequacy standards, prohibitions of certain related transactions, completion of various prescribed reports, and submission to periodic examinations.

                  THE ROCK ISLAND BANK, NATIONAL ASSOCIATION.

                  TRIB's trade area includes portions of Rock Island County and Henry County in Illinois and Scott County in Iowa, which includes the greater Quad Cities metropolitan area, encompassing the municipalities of Bettendorf and Davenport, Iowa; and Rock Island, Moline, East Moline, Milan, Silvis, Colona and Green Rock, Illinois. The total population of
                  TRIB's trade area in 1995 was approximately 306,500. TRIB provides a wide variety of full-service commercial banking products. These products are offered to individuals, service businesses, industries, governmental units, financial institutions and other entities. Locations at which these products may be obtained include TRIB's official office located in Bettendorf, Iowa, its principal place of business in its downtown Rock Island, Illinois office, four other offices (three of which have extended hours), and its five on-premise and one off-premise automatic teller machines ("ATMs"). The retail banking services TRIB offers include accepting demand, savings and time deposits in the forms of regular checking accounts, NOW accounts, money market accounts, passbook savings, statement savings, certificates of deposit and club accounts. Deposit customers are eligible for debit ATM cards and Visa debit cards, which provide convenient access through the six TRIB-owned ATMs as well as devices established by other financial institutions that participate in the Illinois Transfer System, an electronic funds transfer corporation, and CIRRUS, an international electronic transaction interchange. Additionally, TRIB makes secured and unsecured commercial, construction, mortgage and consumer loans and equipment leases and provides a variety of trust services, including administration of estates, personal trust and employee benefit programs.

                  TRIB is engaged in the highly competitive business of commercial banking. There were approximately 18 banks and four savings institutions in the Quad Cities metropolitan area as of June 30, 1997. Measured by total deposits, TRIB was the third largest. TRIB's competitors include local, regional and national banking and nonbanking entities which are not necessarily subject to the same regulatory standards or restrictions.

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

                  As a national banking association, TRIB is subject to primary regulation by the Office of the Comptroller of the Currency ("OCC"). All national banks are also members of the Federal Reserve System and, to a limited extent, some regulations promulgated by the Federal Reserve Board apply to TRIB. In addition, because TRIB's deposits are insured up to the applicable limit (currently $100,000) by the FDIC, the FDIC has certain regulatory powers with respect to TRIB. Iowa and Illinois usury laws impose certain interest rate and fee restrictions on TRIB.

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

                  The banking industry is also affected by general economic conditions, such as inflation, recession, unemployment and other factors. In addition, the business of FSCM and TRIB could be affected by the economic conditions of the industries in which the major employers in the Quad Cities metropolitan area are involved, including John Deere & Co., the Federal Rock Island Arsenal, Genesis Medical Center and Alcoa. For
                  example, a downturn in the farm equipment industry may adversely affect John Deere & Co., causing layoffs, worker relocation, reduced purchasing from local supply vendors, and other events that could adversely affect FSCM and TRIB. As a further example, cutbacks in defense industry spending could adversely affect employment at the Federal Rock Island Arsenal, the economy in the Quad Cities area, and thus FSCM and TRIB.

                  The foregoing references to applicable laws, statutes, regulations and legislation are brief summaries thereof which do not purport to be complete and are qualified in their entirety by reference to such statutes, regulations and legislation.

                  Employees

                  As of March 31, 1997, FSCM's and TRIB's combined total number of employees was 192, of which 182 were considered to be full-time equivalent employees. No employees are members of a collective bargaining unit. Management considers its relations with employees to be good.

Item 2.  Properties

         TRIB's official office was moved on November 1, 1995, to a one-story structure, acquired in September 1995, located at 3120 Middle Road, Bettendorf, Iowa. The 7,711 square foot office was remodeled and furnished prior to its opening date, and is presently staffed by approximately 18 full and part-time retail deposit and loan personnel.

         The downtown Rock Island, Illinois office, which was retained as a principal office when the official office moved to Bettendorf, Iowa, is a six-story structure owned by TRIB and located at the northwest corner of 3rd Avenue and 18th Street, Rock Island, Illinois. In May 1992, TRIB purchased the building adjoining the downtown office to the north on 18th Street. The acquired two-story building was subsequently remodeled and annexed to TRIB's downtown office structure. In total, TRIB occupies approximately 29,500 square feet of office space in the expanded downtown office (excluding basement storage), while FSCM occupies approximately 800 square feet of space. The remaining space of 17,750 square feet is available for rental to other occupants and was fully leased as of March 31, 1997 to four tenants.

         TRIB also owns and operates four other offices: in Rock Island, Flatiron is located within the city's business district at 1600-5th Avenue and Hilltop is conveniently located near residential areas at 3411-18th Avenue; in East Moline, the office is located on a business corridor with nearby residential areas at 680-42nd Avenue. All of these offices have walk-in lobby and drive-up access. The Flatiron office contains approximately 2,230 square feet of space. During fiscal 1996, a new 5,450 square foot one-story structure was constructed at the Hilltop office site. The East Moline office is currently operating out of a temporary facility. Additionally, TRIB occupies approximately 320 square feet of office space at the Friendship Manor, a life care retirement home located at 1209-21st Avenue, Rock Island. This office is open during limited hours two days per week and provides financial services primarily to residents and employees of Friendship Manor.

         In March 1997, TRIB acquired a two-story building encompassing 10,560 square feet, excluding the basement storage area, located at 524-15th Street, Moline, Illinois. Once renovations are completed, anticipated by October 1997, the building will house a non-public operations center. Staff transferred to the site will perform support functions such as computer remote job entry, proof of deposit encoding, mail, purchasing and deposit services areas. Several of these functions presently occupy space in the downtown Rock Island office, which will be reconfigured during fiscal 1998 to accommodate expanding retail and lending services.

         TRIB is currently limited to a total investment of $7.5 million in land and net premises that can be acquired before approval from the OCC is necessary. As of March 31, 1997, TRIB had $4.2 million invested in land and net premises. In addition, covenants of the correspondent bank loan agreement and 1996 Notes impose further limitations. As of March 31, 1997, FSCM and TRIB's net fixed asset investments were restricted to an amount not to exceed 3% of consolidated assets or approximately an additional $7.9 million.

         FSCM's management believes that upon construction of a permanent structure at the East Moline, Illinois site, the existing premises will be adequate to serve their respective locations. Management continues to explore potential new locations for possible office sites to expand and enhance the ability of TRIB to offer its services conveniently to customers within TRIB's trade area. However, as of the date hereof, FSCM had no agreements or plans to acquire or lease any specific additional premises.

Item 3.  Legal Proceedings

         FSCM is not engaged in any legal actions or proceedings, and management knows of no pending or threatened legal actions or proceedings involving FSCM. TRIB is involved in legal actions in various stages of litigation and investigation. After reviewing all actions pending or threatened involving TRIB, management believes that such legal actions constitute ordinary routine litigation incidental to TRIB's business and that the ultimate resolution of these matters should not materially affect FSCM's consolidated financial position or operations or that such legal actions otherwise are not material.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a)      Market Information

                  The Common Stock of FSCM is not actively traded, and there is no active market in which shares of Common Stock are publicly traded. A price of $90.00 per share was used in the computation of the aggregate market value of Common Stock held by non-affiliates set forth on the cover page of this Annual Report on Form 10-K. This price was based on the cash exchange value offered by FSCM in its May 1997 Common Stock tender offer. Additionally, in March 1997, 1,000 shares of Common Stock were sold by FSCM from treasury to TRIB's 401(k) defined contribution retirement plan at a price of $85.00 per share. The trustee of the 401(k) plan had obtained an independent stock appraisal, as of December 1996, on transactions involving small FSCM Common Stock block sizes on behalf of the plan's participants. Other private transactions, for which the sale price was not known or reasonably available, may have occurred during fiscal 1997.

         (b)      Holders

                  As of May 31, 1997, FSCM had approximately 170 common shareholders.

         (c)      Dividends

                  Cash dividends on FSCM's Common Stock have been paid quarterly for the last two fiscal years. The amounts per share and payment dates were as follows:

                                                 Fiscal        Fiscal
                    Dividend Date                 1997          1996
                    -------------                ---------------------

                    June 30                      $   .50        $  .38
                    September 30                     .50           .38
                    December 31                      .50           .50
                    March 31                         .50           .50
                                                 ---------------------
                                                 $  2.00         $1.76
                                                 =====================


                  Most of FSCM's cash flow and income is derived from dividends paid by TRIB on its Common Stock. The ability of TRIB to pay dividends is limited by the necessity to maintain adequate capital ratios as established pursuant to guidelines issued by the OCC. Further, TRIB's dividends are limited to the sum of undivided profits from the current year plus net profits from the preceding two years. Upon determining that unsafe or unsound banking practices have occurred, the OCC can prohibit dividend payments.

                  In addition, covenants on FSCM's 1996 Notes and bank stock loan restricts FSCM from paying Common Stock dividends in excess of 30% of the prior fiscal year's consolidated net income. This would allow a dividend up to a maximum of $7.19 per share that the Board of Directors could declare on FSCM's Common Stock for the fiscal year ended March 31, 1998; however, before paying dividends, consideration also must be given to FSCM's overall capital position relative to assets and to regulatory capital ratio minimums.

                  Further, the payment of dividends by FSCM and TRIB is in the discretion of their respective Board of Directors.

Item 6.  Selected Financial Data

Financial Services Corporation of the Midwest

Consolidated Selected Financial Data
(Dollars in Thousands, Except Per Share Amounts)


                                                                                Fiscal Years Ended March 31,
                                                              --------------------------------------------------------------
                                                                1997           1996         1995        1994         1993
                                                              ---------     ---------     --------    ---------    ---------
      Income Statement Data:
         Interest income.................................     $  34,493     $  30,271     $ 24,571    $  22,024    $  20,729
         Interest expense...............................         17,638        15,833       10,707        9,642       10,183
                                                              ---------     ---------     --------    ---------    ---------
         Net interest income............................         16,855        14,438       13,864       12,382       10,546
         Provision for possible loan and lease losses...          2,630         1,905        2,510        1,970        2,180
                                                              ---------     ---------     --------    ---------    ---------
         Net interest income after provision for
            possible loan and lease losses..............         14,225        12,533       11,354       10,412        8,366
         Other income...................................          3,673         3,304        3,149        3,515        3,905
         Investment securities gains ...................            ---            11          ---          ---          173
         Other expenses.................................         11,176        10,527        9,919       10,327        8,572
         Income taxes...................................          2,465         1,768        1,516        1,267        1,319
                                                              ---------     ---------     --------    ---------    ---------
         Income before cumulative effect1...............          4,257         3,553        3,068        2,333        2,553
         Cumulative effect1.............................            ---           ---          ---          ---         (132)
                                                              ---------     ---------     --------    ---------    ---------
        Net income......................................      $   4,257     $   3,553     $  3,068    $   2,333    $   2,421
                                                              ---------     ---------     --------    ---------    ---------
      Per Common Share:
         Income before cumulative effect................      $   20.73     $   16.87     $  14.21    $   10.07    $   13.30
         Cumulative effect..............................            ---           ---          ---          ---         (.76)
         Net income.....................................          20.73         16.87        14.21        10.07        12.54
         Fully diluted net income.......................          13.18         10.80         9.10         6.73         9.06
         Book value.....................................         118.30        100.60        88.18        76.21        67.17
         Book value assuming conversion of
            MCDs2 and Convertible Preferred Stock.......          88.82         76.80        68.35        60.25        54.23
         Cash dividends.................................           2.00          1.76         1.52         1.52         1.26
      Period-end Balances:
         Total assets...................................     $  445,669     $ 386,967     $337,454    $ 304,075    $ 268,334
         Loans and leases, net..........................        291,028       251,502      208,244      177,101      154,998
         Securities.....................................        122,280        90,423       71,822       79,939       64,093
         Deposits.......................................        361,891       301,818      271,611      250,774      217,602
         Notes payable..................................         10,000         4,500        5,000        5,000        5,000
         MCDs2..........................................          1,250         1,250        1,250        1,250        1,250
         Stockholders' equity...........................         27,544        24,287       21,961       19,751       18,182
      Earnings to Fixed Charge Ratios:
         Consolidated:
            Excluding interest on deposits..............           2.90          2.30         2.72         2.60         3.52
            Including interest on deposits..............           1.39          1.33         1.43         1.37         1.38
         Parent company only3...........................           1.47          1.26         1.04          ---          ---
      Percentages:
         Average equity to average assets...............           6.34%         6.52%        6.71%        6.80%        5.67%
         Net income to average common equity............          19.03         17.49        17.24        13.79        19.64
         Net income to average assets...................           1.05          0.99         0.99         0.83         0.99

      1 Cumulative effects on prior years of changing to different accounting principles.
      2 Mandatory convertible debentures ("MCDs").
      3 The dollar amounts of deficiency in earnings necessary to cover fixed charges were  $274 and $303 for the fiscal years ended March 31, 1994 and 1993,  respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations

Corporate Profile

Financial Services Corporation of the Midwest ("FSCM") is a one-bank holding company incorporated in 1973 under Delaware law and registered under the Bank Holding Company Act of 1956, as amended. FSCM's principal place of business is located at 224-18th Street, Suite 202, Rock Island, Illinois. FSCM owns all of the outstanding shares of THE Rock Island Bank, National Association ("TRIB"), which has its principal place of business in Rock Island, Illinois. In 1974, FSCM acquired all outstanding shares of TRIB, then an Illinois state banking corporation. On November 1, 1995, TRIB became a national bank and relocated its official office from Rock Island, Illinois to Bettendorf, Iowa. TRIB's trade area includes both Iowa and Illinois Quad City communities. TRIB is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

Management Continuity

During fiscal 1997, Benjamin D. Farrar, Jr. retired from his positions of Chairman of the Board of both FSCM and TRIB. As a result, the following appointments were made:

o Francis P. McCarthy was appointed as a member to the Board of Directors of both FSCM and TRIB. Mr. McCarthy is a lifelong resident of the Quad Cities and is actively involved in management of several local commercial businesses.

o Richard J. Carlson was named President and Chief Operating Officer of TRIB and appointed to its Board of Directors. Mr. Carlson joined TRIB in January 1994 as Senior Vice President of Loans and was serving in the capacity of Chief Operating Officer and Senior Lending Officer prior to the appointment.

o Perry B. Hansen was appointed Chairman of the Board of TRIB and continues to serve as TRIB's Chief Executive Officer. Mr. Hansen was also appointed President of FSCM.

o Douglas M. Kratz was appointed Chairman of the Board of FSCM. Mr. Kratz continues to serve as FSCM's Chief Executive Officer, Chief Financial Officer and as the Vice Chairman of TRIB's Board of Directors.

o Patricia A. Zimmer was appointed Secretary to the Board of Directors of both FSCM and TRIB. Ms. Zimmer had previously served as Assistant Secretary to FSCM's Board of Directors.

Financial Overview

Fiscal 1997 was a good year for FSCM. Total assets increased 15.17%, or $58,702,000, to equal $445,669,000 at March 31, 1997 from $386,967,000 as of
March 31, 1996. Net income increased  19.81%,  or $704,000,  to total $4,257,000 for the fiscal year ended March 31, 1997, from $3,553,000 for fiscal 1996. Net income totaled $3,068,000 in fiscal 1995. Correspondingly, earnings per fully diluted common share ("EPS") equaled $13.18, $10.80 and $9.10 for fiscal 1997, 1996 and 1995, respectively, and book value, assuming conversion of all convertible instruments, equaled $88.82, $76.80 and $68.35 for the respective periods. The following table presents a more detailed analysis of the increases in EPS between fiscal 1997 and 1996 and between fiscal 1996 and 1995.



                                                                                Fiscal Years ended           Fiscal Years ended
                                                                                   March 31, 1997               March 31, 1996
                                                                                vs. March 31, 1996           vs. March 31, 1995
                                                                                ------------------           ------------------
      Net income per fully diluted common share, prior year.............            $10.80                        $ 9.10
      Increase/(decrease) from changes in:
           Earning asset volume.........................................              6.54                          5.99

           Rates and other effects on net interest income...............              0.65                         (4.29)
           Provision for possible loan and lease losses.................             (2.16)                         1.76

           Other income.................................................              1.07                          0.48

           Other expense................................................             (1.94)                        (1.77)

           Income taxes.................................................             (2.07)                        (0.74)
                                                                                   --------                       ------
      Subtotal..........................................................             12.89                         10.53

          Changes in weighted average common and contingently
              issuable common shares outstanding........................              0.29                          0.27
                                                                                   --------                       ------
      Net income per fully diluted common share.........................            $13.18                        $10.80
                                                                                   ========                       ======

As reflected in the previous table, the growth in fully diluted EPS between fiscal 1997 and 1996 resulted primarily from increased net interest income comprised of increases in both the volume and rate variances. Increased net interest income was also a significant component of the growth in EPS between fiscal 1996 and 1995; however, the decrease in the rate variance offset the majority of the increased volume variance. Please refer to the Average Balance and Interest Rate Analysis and Interest Variance Analysis tables that are included later in this discussion.

Other selected ratios of FSCM are presented in the following table for the fiscal years ended March 31, 1997, 1996 and 1995:

                               PERFORMANCE RATIOS

                                                                                            Fiscal Years Ended March 31,
                                                                                          -------------------------------
                                                                                            1997       1996         1995
                                                                                          -------    --------      ------

      Return on average assets..................................................           1.05%        0.99%       0.99%
      Return on average common equity...........................................          19.03        17.49       17.24
      Dividend payout ratio.....................................................           9.65        10.43       10.70
      Average equity to average asset ratio.....................................           6.34         6.52        6.71



Average assets increased $47,171,000, or 13.13%, between fiscal 1997 and 1996 and average common equity increased $2,339,000, or 12.16%, between periods. In spite of the double digit growth in both average assets and common equity, the returns on these balances, expressed as ratios of earnings, increased six and 154 basis points, respectively, due to fiscal 1997's strong earning performance. During fiscal 1997, Common Stock dividends increased to $2.00 per share from the previous year's $1.76 per share. The dividend payout ratio divides dividends paid per common share by the primary earnings per common share before dilution. This indicates, on a per share basis, the percentage of common shareholder investment returned to the shareholder as opposed to reinvested into the business. Even though Common Stock dividends increased during fiscal 1997, the dividend payout ratio between fiscal 1997 and 1996 decreased due to fiscal 1997's strong earning performance. A more comprehensive discussion of changes in the asset and liability structure and earning performance which contributed to the changes in the aforementioned ratios is presented in subsequent sections of this discussion.

Income Statement

Overview

The following table identifies the changes in income by major categories between fiscal 1997 and 1996 and between fiscal 1996 and 1995:


                                                                       Fiscal Years ended   Fiscal Years ended
                                                                       March 31, 1997 vs.   March 31, 1996 vs.
         (Dollars in Thousands)                                           March 31, 1996      March 31, 1995
          --------------------                                         -------------------  -----------------

         Increase in interest income..........................               $ 4,222               $ 5,700
         Increase in interest expense ........................                (1,805)               (5,126)
                                                                             -------              --------
         Increase in net interest margin .....................                 2,417                   574
         (Increase) decrease in provision for possible
            loan and lease losses ............................                  (725)                  605
         Increase in other income   .......................                      358                   166
         Increase in other expense  .....................                       (649)                 (608)
         Increase in income taxes   .................                           (697)                 (252)
                                                                            --------              --------
         Increase in net income ..............................              $    704              $    485
                                                                            ========              ========

The efficiency ratio, which divides total other expense by the sum of net interest income and other income, equaled 54.44%, 59.33% and 58.30%, for the fiscal years ended March 31, 1997, 1996 and 1995. A lower ratio generally reflects a better control of operating expenses and therefore is more favorable. FSCM's Peer Group efficiency ratio equaled 63.31%. FSCM's Peer Group is defined as bank holding companies with consolidated assets between $300 million and $500 million. The Peer Group numbers presented here and throughout the report for comparisons are as of December 31, 1996--the most recent date available. A similar performance ratio, the overhead ratio, divides the net of total other expense less other income by net interest income. FSCM's overhead ratios equaled 44.51%, 50.03% and 48.83%, for the respective fiscal years--again, a lower ratio is more favorable. The increase in the net interest margin between fiscal 1997 and 1996 contributed significantly to the improvement in these ratios.


Net Interest Income

Net interest income increased $2,417,000 between fiscal 1997 and 1996 as compared to an increase of $574,000 between fiscal 1996 and 1995. As depicted in the next two tables, this significant improvement in fiscal 1997's net interest income resulted from:

o Growth in interest-earning assets. The positive average balance variance in net interest income of $2,194,000 resulted from growth in average interest-earning assets between fiscal 1997 and 1996 of $43,743,000 as compared to growth in average interest-bearing liabilities of $40,538,000. The interest-earning asset growth, in addition to outpacing the interest-bearing liability growth, contributes more to interest income since the yield on interest-earning assets exceeds the cost of interest-bearing liabilities.

o Increase in yield of interest-earning assets. The interest-earning asset yield rose seven basis points to 9.10% for fiscal 1997 from 9.03% in fiscal 1996. The improvement in yield resulted primarily from an increase in yield of investment securities which improved to 6.12% for fiscal 1997 from 5.78% in fiscal 1996.

o Decrease in cost of interest-bearing liabilities. The interest-bearing liability cost decreased ten basis points to 5.16% for fiscal 1997 from 5.26% in fiscal 1996. The decrease in cost resulted primarily from decreases in costs of time deposits which equaled 6.01% and 6.27% for fiscal 1997 and 1996, respectively, and of securities sold under agreements to repurchase ("repurchase agreements") which equaled 5.21% and 5.51% for the respective periods. These decreases were only partially offset by an increase in cost of savings deposits which equaled 3.00% and 2.47% for fiscal 1997 and 1996, respectively.

The resulting net interest margin (net interest income divided by average total interest-earning assets) improved 14 basis points to 4.45% in fiscal 1997 from 4.31% in fiscal 1996. Peer Group ratios equaled 8.24% yield on interest-earning assets, 4.37% cost of interest-bearing liabilities and a 4.72% net interest margin.

In comparison of fiscal 1996 to 1995, average interest-earning assets grew $44,849,000 between years and interest-bearing liabilities grew $41,079,000. Additionally, the yield on interest-earning assets rose 57 basis points to 9.03% from 8.46%; however, the cost of interest-bearing liabilities increased 114 basis points to 5.26% from 4.12% for the respective fiscal years. The resulting net interest margin decreased to 4.31% from 4.77%. The increase in cost of interest-bearing liabilities resulted primarily from a deposit campaign introduced at the end of fiscal 1995 which generated $33 million in higher cost 18 month time deposits.


The following tables present three years of comparative information of average balances, average interest rates, related interest amounts and the interest variance analysis of rate and balance differences between the periods.


                   AVERAGE BALANCE AND INTEREST RATE ANALYSIS

(Dollars in Thousands)                          March 31, 1997                     March 31, 1996              March 31, 1995
----------------------------------------   ---------------------------        --------------------------   -------------------------
                                            Average            Average        Average            Average   Average           Average
                   ASSETS                   Balance   Interest  Rate          Balance  Interest    Rate    Balance  Interest  Rate
----------------------------------------------------------------------        --------------------------   -------------------------

      Interest-bearing  deposits with
         other financial institutions...    $  4,331  $   230   5.31%         $    715  $    39   5.45%    $    319  $    15   4.70%
      Investment securities.............      98,664    6,037   6.12            86,602    5,003   5.78       77,379    3,930   5.08
      Federal funds sold................       9,709      514   5.29            17,360    1,021   5.88       22,082    1,050   4.76
      Loans and leases, net1............     266,362   27,712  10.40           230,646   24,208  10.50      190,694   19,576  10.27
                                            -----------------                 -----------------            ----------------
      Total interest-earning assets.....     379,066   34,493   9.10           335,323   30,271   9.03      290,474   24,571   8.46
                                                      -------                           -------                      -------
      Cash and due from banks...........      13,247                            11,618                       10,243

      Property and equipment............       5,659                             4,787                        3,626
      Other assets......................       8,404                             7,477                        6,670
                                            --------                          --------                     --------

       Total assets.....................    $406,376                          $359,205                     $311,013
                                            ========                          ========                     ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

      Savings deposits..................    $ 89,265    2,674  3.00           $ 74,394    1,834   2.47     $ 90,941    2,359   2.59
      Time deposits ....................     197,957   11,893  6.01            176,038   11,030   6.27      136,841    6,670   4.87
      Federal funds purchased...........         102        6  5.88                169       10   5.92           16        1   6.25
      Securities sold under
         agreements to repurchase.......      45,079    2,349  5.21             43,120    2,375   5.51       25,034    1,118   4.47
      Other short-term borrowings.......       1,334       77  5.77              1,239       70   5.65          882       42   4.76
      Notes payable.....................       6,594      542  8.22              4,833      411   8.50        5,000      425   8.50
      Mandatory convertible debentures..       1,250       97  7.76              1,250      103   8.24        1,250       92   7.36
                                            -----------------                 -----------------            -----------------
         Total interest-bearing
            liabilities.................     341,581   17,638  5.16            301,043   15,833   5.26      259,964   10,707   4.12
                                                      -------                          --------                      -------
      Non-interest-bearing deposits.....      33,239                            29,676                       26,316
      Other liabilities.................       5,801                             5,070                        3,862
                                            --------                          --------                     --------
         Total liabilities..............     380,621                           335,789                      290,142
      Stockholders' equity..............      25,755                            23,416                       20,871
                                            --------                          --------                     --------
         Total liabilities and
            stockholders' equity........    $406,376                          $359,205                     $311,013
                                            ========                          ========                     ========
      Net interest income...............              $16,855                          $ 14,438                     $13,864
                                                      =======                          ========                     =======
      Net interest margin (net
         interest income divided
             by average total interest-
             earning assets)............                        4.45%                             4.31%                       4.77%
                                                                =====                             =====                       =====

1 Nonaccruing loans and leases were included in the average balance. Loan and lease fees of $1,448, $1,393, and $1,330 for the fiscal years ended March 31, 1997, 1996, and 1995, respectively, are included in interest income on loans and leases.

                           INTEREST VARIANCE ANALYSIS


                                                            Fiscal Years                                Fiscal Years
                                                        ended March 31, 1997                        ended March 31, 1996
                                                         vs. March 31, 1996                          vs. March 31, 1995
                                                 -----------------------------------        -----------------------------------
                                                         Increase (Decrease)                         Increase (Decrease)
                                                         Due to change in(1)                         Due to change in(1)
                                                 -----------------------------------        -----------------------------------
                                                  Average      Average        Total          Average      Average       Total
      (Dollars in Thousands)                      Balance       Rate         Change          Balance       Rate         Change
      ------------------------------------       ---------    ---------    ---------        --------    -----------   ---------

Interest income:
         Interest-bearing deposits with other
            financial institutions........       $   197      $    (6)      $   191          $    19      $     5       $    24
         Investment securities............           697          337         1,034              468          605         1,073
         Federal funds sold...............          (450)         (57)         (507)            (225)         196           (29)
         Loans and leases.................         3,749         (245)        3,504            4,101          531         4,632
                                                 -------      -------       -------          -------      -------       -------

            Total interest income.........         4,193           29         4,222            4,363        1,337         5,700
                                                 -------      -------       -------          -------      -------       -------

Savings deposits..........................           367          473           840             (429)         (96)         (525)
         Time deposits....................         1,373         (510)          863            1,911        2,449         4,360

         Securities sold under agreements
            to repurchase.................           108         (134)          (26)             808          449         1,257
         Short-term borrowings............             5            2             7               17           11            28
         Federal funds purchased..........            (4)         ---            (4)              10           (1)            9
         Notes payable....................           150          (19)          131              (14)         ---           (14)
         Mandatory convertible debentures.           ---           (6)           (6)             ---           11            11
                                                 -------      -------       -------          -------      -------       -------

            Total interest expense........         1,999         (194)        1,805            2,303        2,823         5,126
                                                 -------      -------       -------          -------      -------       -------

Change in net interest income.............       $ 2,194      $   223       $ 2,417          $ 2,060      $(1,486)      $   574
                                                 =======      =======       =======          =======      =======       =======

1 The change in interest due to the volume and rate has been allocated to the change in average rate. Nonaccruing loans and leases were included in the average balance. Loan and lease fees of $1,448, $1,393, and $1,330 for the fiscal years ended March 31, 1997, 1996, and 1995, respectively, are included in interest income on loans and leases.

Provision for Possible Loan and Lease Losses

The amounts of the provisions for possible loan and lease losses were $2,630,000, $1,905,000 and $2,510,000 for the fiscal years ended March 31, 1997,
1996 and 1995, respectively. The amount of the provision is based on management's continuous assessment of the adequacy of the allowance for possible loan and lease losses in relation to nonperforming and total loans and leases outstanding. The provision, stated as a percentage of average assets, equaled 0.65%, 0.53% and 0.81% for the respective fiscal years as compared to FSCM's Peer Group of 0.20%. For further information, please refer to the Loans and Direct Financing Leases section included later in this discussion.

Other Income

Total other income equaled $3,673,000, $3,315,000 and $3,149,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. Stated as a percentage of average assets, other income equaled 0.90%, 0.92% and 1.01% for the respective years. FSCM's comparative Peer Group ratio equaled 0.96%.

Trust fees totaled $458,000, $322,000 and $361,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. During fiscal 1996 departmental restructuring and vacant positions adversely impacted efforts to generate new business. Additional staff was employed at the beginning of fiscal 1997 and income production increased.

In October 1995, $7.2 million of securities held available-for-sale were sold, resulting in the recognition of an $11,000 gain in fiscal 1996. Said transaction resulted from a minor adjustment in portfolio structure made by management.

TRIB generates, and sells to investors, residential mortgage loans on which the servicing rights have been retained. These investors include the Federal Home Loan Mortgage Corporation ("Freddie Mac"), Fannie Mae, the Illinois Housing Development Authority ("IHDA"), as well as private investors. Loan servicing fees generated from loans sold totaled $730,000, $680,000 and $677,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. The outstanding balances of the serviced residential mortgage loans for the same respective periods totaled $185,295,000, $165,003,000 and $155,657,000. In addition, gains on the sales of loans and leases totaled $345,000 $362,000 and $132,000 for the fiscal years ended March, 31, 1997, 1996 and 1995, respectively, as compared to total proceeds derived from such sales of $44,930,000, $49,996,000 and $32,849,000, for the respective periods.

Service charges on deposit accounts equaled $1,133,000, $1,065,000 and $999,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. The growth between fiscal years in both personal and business deposit accounts resulted in increased income derived from service charges associated with business depository accounts and penalty fees assessed against overdrawn accounts.

Insurance commissions were derived from the sale of credit life and accident and health insurance on consumer loans. The amount of income varied proportionally to the amount of new loan volume and penetration of insurance coverage. Insurance commissions for the fiscal years ended March 31, 1997, 1996 and 1995 totaled $233,000, $294,000 and $323,000, respectively. Part of the decreases between fiscal years reflected the maintenance of higher reserve levels based on insurance rebate experience.

Other miscellaneous income totaled $774,000, $581,000 and $657,000 for fiscal 1997, 1996 and 1995, respectively. Primary components of the category include fee income associated with merchant credit card processing which totaled $260,000, $212,000 and $213,000 for the respective fiscal years and income generated from surrender value increases on two key man life insurance policies of $213,000, $188,000 and $167,000, respectively. Additionally, during fiscal 1997, income of $102,000 was generated from the syndication of financing arrangements and, during fiscal 1995, a $100,000 one-time gain was recognized from the sale of equipment previously leased by TRIB to a third party.

Other Expenses

Total other expense equaled $11,176,000, $10,527,000 and $9,919,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. In fiscal 1996, a national consulting firm performed a limited scope review of selected departments' operational functions and system structure. Benefits from the review, primarily in controlled costs, were realized in fiscal 1997 and 1996.

Salaries and employee benefits, which comprised over 50% of total other expense, equaled $6,071,000, $5,904,000 and $5,272,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. Fiscal 1997's salaries and employee benefits included a $286,000 deferral of direct costs associated with the generation of loans, which was netted against deferred loan fees and will be amortized into income over the life of the loans. Stated as a percentage of average assets, personnel expense for the respective fiscal years equaled 1.49%, 1.64% and 1.70%. FSCM's Peer Group ratio equaled 1.72%. The number of full-time equivalent employees as of March 31, 1997, 1996 and 1995 totaled 182, 175 and 163, respectively. The ratio of assets per employee for fiscal 1997 and fiscal 1996 equaled $2.45 million and $2.21 million, respectively. The increase in number of employees between fiscal 1997 and fiscal 1996 primarily resulted from staffing a new private banking department that commenced services during fiscal 1997 and additions to the loan collections department and various operational areas.

Net occupancy expense totaled $852,000, $801,000 and $754,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. Additional depreciation expense and property tax assessments associated with the Hilltop and Bettendorf offices comprised the majority of the increases between fiscal 1997 and 1996 and between fiscal 1996 and 1995. For further information please refer to the Premises, Furniture and Equipment section of this discussion.

Insurance expense totaled $111,000, $281,000 and $713,000 for fiscal 1997, 1996 and 1995, respectively. The decrease in insurance expense primarily reflected significant reductions in FDIC premium assessments. The FDIC assessments equaled $11,000, $157,000 and $560,000 for the respective years.

Equipment expense totaled $984,000, $947,000 and $651,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. The increase between fiscal 1996 and 1995 resulted primarily from increased depreciation expense associated with new furniture and equipment at the Hilltop and Bettendorf offices and to acquire and upgrade information delivery systems. For further information, please refer to the Premises, Furniture and Equipment section of this discussion.

Data processing expense totaled $707,000, $569,000 and $551,000 for the respective fiscal years. The relatively stable expense between fiscal 1996 and 1995 primarily reflected the benefit negotiated when the data servicing contract was renewed in fiscal 1995 which established a minimum base level number of accounts. That base level was exceeded in fiscal 1997. In addition, several one-time charges were incurred with the establishment/enhancement of such services as PC On-Line Banking, a Voice Response Unit, custom combined statements and "zip + 4" statement addressing. Further enhancements are being reviewed for implementation in fiscal 1998 which could result in increased data processing expense.

Advertising and business promotion expense totaled $404,000, $400,000 and $420,000 for fiscal 1997, 1996 and 1995, respectively. Management is considering a new imagefocused advertising campaign as well as product advertising for fiscal 1998 which could result in increased expense.

Other operating expense totaled $2,047,000, $1,625,000 and $1,558,000 for fiscal 1997, 1996 and 1995, respectively. Included in fiscal 1997's expense was a one-time charge of $118,000 associated with the $4,500,000, 8.50% Notes issued in 1992 ("1992 Notes") redeemed by FSCM in November 1996. Please refer to the Notes Payable section of this discussion for further information. Other items, which experienced fluctuations between fiscal 1997 and 1996 included: an increase of $49,000 in examination fees paid to TRIB's primary regulator, which were higher due to becoming a national bank; an increase of $140,000 in loan related expenses including amounts paid to dealers associated with the generation of indirect consumer loans; an increase of $43,000 in merchant bank card expenses which corresponds with the processing fee income previously discussed; an increase of $27,000 in correspondent bank charges which primarily resulted from a one-time assessment when trust investments were transferred to a new safekeeping agent; an increase of $125,000 due to accrual adjustments associated with both litigation in fiscal 1997 and fixed assets in fiscal 1996; a decrease of $81,000 due to the efficiency study costs in fiscal 1996; and a decrease of $20,000 due to reduced committee fees in fiscal 1997. Significant changes between fiscal 1996 and 1995 include $67,000 in dealer expense associated with the indirect consumer loan department which was started in fiscal 1996 and an increase of $49,000 in professional fees which primarily resulted from efficiency study costs.

Income Taxes

Income taxes totaled $2,465,000, $1,768,000 and $1,516,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. These tax levels equate to effective tax rates of 36.67%, 33.23% and 33.07% for the respective fiscal years. Included in taxes were amounts associated with various state taxing authorities which totaled $160,000, $56,000 and $3,000, respectively. The increase in state income taxes primarily resulted from the establishment of an office in Iowa in November 1995.

Risk Management

Risk management encompasses many different types of risk, including credit risk, liquidity risk and interest rate risk. Regulatory agencies have modified their examination procedures to rate the exposure of financial institutions to risk by the various types of risk, the direction of change in the risk, and management's ability to monitor and control each type of risk.

Management's control of credit risk is discussed under the Loans and Direct Financing Leases section of this report and a table of asset quality is included for review and comparison.

Liquidity measures the ability to meet all present and future financial obligations in a timely manner. FSCM's (parent company only) sources of liquidity have historically been provided by cash distributions from TRIB, the proceeds from long-term and short-term debt issuance, and the liquidation of assets. On a consolidated basis, additional sources of liquidity include:
federal funds sold, retail deposits generated by the branch office network, correspondent bank credit lines (including secured borrowings from the Federal Home Loan Bank) and non-pledged investment securities. The sale of loans also provides a source of liquidity. The amount of short-term assets, which are generally considered liquid assets and earn a lower rate of interest than other investment options, must be carefully monitored in terms of the overall funding strategy to maintain an acceptable interest rate margin. FSCM's consolidated statements of cash flows for the years ended March 31, 1997, 1996 and 1995 indicate that operating and financing activities are net sources of liquidity and that investing activities use liquidity.

Computer   simulation   modeling  is  used  as  FSCM's  primary  method  of
quantifying and evaluating interest rate risk. Asset and liability positions are managed with the objective of minimizing the impact of market interest rate volatility on net interest income. The asset/liability committee meets every two weeks to review various reports pertaining to asset/liability management including dynamic and static interest rate shock reports, liquidity reports, historic yield and rate analysis, gap reports, market advertisements and competitive market interest rates. In reviewing interest rate shock, an immediate 200 basis point change is applied over a one year time horizon based on actual and projected interest rate sensitive asset and liability balances and maturities. Any change which results in income at risk is carefully reviewed and measured as a percentage of budgeted net interest income to determine its impact and whether it is within the acceptable range of risk. As of fiscal 1997 year end, interest rate shock analysis indicated that interest income would increase in a rising interest rate environment and that the earnings at risk in a falling interest rate environment were within the Board of Directors' approved standards. The simulation modeling is also used in budgeting and product development to quantify the impact on net interest income of various interest rate and balances assumptions.

Gap refers to the amount of interest rate sensitive assets in a particular time period less the amount of comparable interest rate sensitive liabilities. The following table presents FSCM's interest rate sensitivity as measured by a gap analysis. Savings deposits have been included in the table as maturing immediately although historical performance indicates that these accounts would not necessarily immediately adjust to interest rate movements. The negative interest rate sensitivity gap position indicates that within each period, there are more interest sensitive liabilities repricing than there are interest sensitive assets. Theoretically, this position would result in the generation of more interest income in a declining interest rate environment; however, due to the underlying interest rate characteristics of the repricing instruments, TRIB's dynamic shock analysis indicated that a rising interest rate environment would have a positive impact on net interest income. Management has determined that the interest rate shocks provide a more meaningful measurement of the interest rate risk positions than the following Gap tables (dollars in thousands):


                       INTEREST RATE SENSITIVITY ANALYSIS
                                                                   After 6
                                                     After 3       Months       After 1
                                        Within       Months          But       Year But       After        Non-
      By Repricing Dates                 Three         But         Within        Within       Five       Interest-
      As of March 31, 1997                Months    Within 6      One year       Five         Years       Bearing      Total
      ------------------------------------------------------------------------------------------------------------------------

      Assets:
      Investment securities.........   $  6,092     $  3,342    $    1,182     $ 98,328   $   13,336 $        ---     $122,280
      Loans and leases..............    106,481       21,839        31,962      119,391       11,340        5,457      296,470
      Other earning assets..........        931          ---           ---          ---          ---          ---          931
      Other assets..................         81          ---            28          ---          ---       25,879       25,988
                                       ---------------------------------------------------------------------------------------
      Total assets..................    113,585       25,181        33,172      217,719       24,676       31,336      445,669
                                       ---------------------------------------------------------------------------------------
      Cumulative assets.............    113,585      138,766       171,938      389,657      414,333      445,669      445,669
                                       ---------------------------------------------------------------------------------------
      Liabilities and equity:
      Savings deposits..............    100,214          ---           ---          ---          ---          ---      100,214
      Time deposits.................     95,343       22,288        27,189       79,992           80          ---      224,892
         Securities sold under
            agreements to repurchase
            and short-term
            borrowings..............     35,747        1,035         2,340          532          ---          ---       39,654
         Notes payable..............        ---          ---           ---          ---       10,000          ---       10,000
      Mandatory convertible
           debentures .............       1,250           ---          ---          ---          ---          ---        1,250
      Demand deposits...............        ---          ---           ---          ---          ---       36,785       36,785
      Other liabilities.............        ---          ---           ---          ---          ---        5,330        5,330
      Stockholders' equity..........        500          ---           ---           ---       6,020       21,024       27,544
                                       ---------------------------------------------------------------------------------------
      Total sources of funds........    233,054       23,323        29,529       80,524       16,100       63,139      445,669
                                       ---------------------------------------------------------------------------------------
      Cumulative sources of funds...    233,054      256,377       285,906      366,430      382,530      445,669      445,669
                                       ---------------------------------------------------------------------------------------
      Interest rate sensitivity gap.   (119,469)       1,858         3,643      137,195        8,576      (31,803)         ---
      Cumulative interest rate
        sensitivity gap.............   (119,469)    (117,611)     (113,968)      23,227       31,803          ---          ---



Balance Sheet

Overview

FSCM's assets totaled $445,669,000 as of March 31, 1997, an increase of $58,702,000, or 15.17%, from the previous year-end balance of $386,967,000. Decreases of $4,730,000 in interest-bearing deposits with other financial institutions and of $11,100,000 in federal funds sold supplemented the growth of $31,857,000 in investment securities and $39,526,000 in net loans and leases. Composition of fiscal 1997's assets included: investment securities, 27.4%; net loans and leases, 65.3%; total interest-earning assets, 92.9%; and noninterest-earning assets, 7.1%. Peer Group composition comparisons equaled: investment securities, 27.5%; net loans and leases, 60.8%; total interest-earning assets, 91.3%; and noninterest-earning assets, 8.7%. Increased deposits of $60,073,000 provided funding for the asset growth and offset the
$10,692,000  decrease in  repurchase  agreements.  Composition  of fiscal 1997's liabilities as a percentage of total assets included: interest-bearing liabilities, 84.0%, noninterest-bearing liabilities, 9.5%; and mandatory convertible debentures and equity, 6.5%.

Investments

Investments totaled $122,280,000, $90,423,000 and $71,822,000 at March 31, 1997,
1996 and 1995, respectively. The portfolio as of fiscal 1997 year-end was predominantly composed of U.S. agency obligations, 84.15%, and U.S. Treasury notes, 10.95%. Portfolio maturities at fiscal 1997 year end fell principally in the Within One-Year category , 8.68% and After One Year But Within Five Years category, 80.41%. The assumed weighted average life of the investment portfolio equaled 3.6 years at March 31, 1997. Investment purchases made during fiscal 1997 were primarily comprised of federal mortgage-backed obligations with an anticipated weighted average life of less than five years. The weighted average yield on the portfolio improved 34 basis points to equal 6.12% for fiscal 1997 as compared to 5.78% for fiscal 1996 and FSCM's Peer Group yield of 6.47%.

Under FSCM's investment policy, during fiscal 1997, FSCM invested approximately $1.2 million in equity instruments of various regional financial institutions. Said investments did not exceed 4.95% holding in any one particular company's voting capital stock or a total of $500 thousand, which ever was less.

In December 1995 securities with an amortized cost of $35 million and an unrealized gain of $95 thousand were transferred from held-to-maturity to available-for-sale in accordance with a one-time reassessment of securities classification permitted under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such decision was based on management's desire to enhance the liquidity and flexibility of the investment portfolio with consideration also given to the amendment in regulatory capital ratios, which excluded from the computation any unrealized gains or losses on available-for-sale investments.

The investment portfolio as of fiscal year-end 1995 contained $46 million in structured notes comprised of U.S. Agency securities with step-up rate and callable provisions. During fiscal 1996, a majority of these issues were called and thereby provided liquidity. Additionally, due to the interest rate environment, management was able, for the most part, to reinvest the proceeds from the called securities at higher yields than what had been earned. As of fiscal year-end 1997 and 1996, only $2 million and $9 million, respectively, remained outstanding in structured notes.

The  following   tables  include  details  of  investment   securities  and  the
maturities, weighted average yields and carrying values of these securities as of the dates indicated:



                          INVESTMENT SECURITY ANALYSIS

                                                                                                March 31,
                                                                              -------------------------------------------
      (Dollars in Thousands)                                                     1997             1996            1995
      ------------------------------------------------------------            ----------        --------         --------

      Held-to-maturity:
         U.S. Treasury............................................            $  1,502          $  6,033         $  7,106
         U.S. Government agencies.................................              15,963            18,980           63,040
         State and political subdivisions ........................               2,320             2,326              ---
         Mortgage-backed obligations of federal agencies...........             17,749               ---              ---
         Other....................................................               2,271             1,776            1,676
                                                                              --------          --------         --------
         Total....................................................            $ 39,805          $ 29,115         $ 71,822
                                                                              --------          --------         --------
      Available-for-sale:
         U.S. Treasury............................................            $ 11,883          $  2,074         $    ---
         U.S. Government agencies.................................              33,676            42,041              ---
         Mortgage-backed obligations of federal agencies .........              35,515            17,193              ---
         Other....................................................               1,401               ---              ---
                                                                              --------          --------         --------
         Total....................................................            $ 82,475          $ 61,308         $    ---
                                                                              ========          ========         ========


                     INVESTMENT SECURITY MATURITY ANALYSIS

                                                                            March 31, 1997

                                                       After One But       After Five But
                                Within One Year      Within Five Years    Within Ten Years     After Ten Years
                                -------------------------------------------------------------------------------
      (Dollars in Thousands)     Amount    Yield 1    Amount    Yield 1   Amount    Yield 1  Amount    Yield 1     Total
    ----------------------------------------------------------------------------------------------------------------------
    U.S. Treasury........       $ 1,502    5.23%     $11,883     6.34%    $   ---     ---%    $  ---       ---%   $ 13,385
      U.S. Government
         agencies..........       6,750    5.88       42,889     6.00         ---     ---        ---       ---      49,639
      State and political
             subdivisions..         ---     ---        2,320     4.07         ---     ---        ---       ---       2,320
          Mortgage-backed
             obligations of
             federal
             agencies 2 ...       2,364    6.20       40,916     6.70       8,993    6.43        991      6.19      53,264

      Other................         ---     ---          320     7.41         300    7.09      3,052      4.52       3,672
                                ------------------------------------------------------------------------------------------
            Total..........     $10,616    5.86%     $98,328     6.29%    $ 9,293    6.45%    $4,043     4.93%    $122,280
                                ==========================================================================================

1 The weighted average yields are calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security. The yield on tax exempt obligations have not been computed on a tax equivalent basis.

2    Maturities  of   mortgage-backed   obligations   were  estimated  based  on
     anticipated principal payments.

Loans and Direct Financing Leases

Loans totaled $296,470,000 at March 31, 1997, an increase of $40,505,000, or 15.82%, from fiscal 1996's year-end balance of $255,965,000. The growth in loans and direct financing leases was distributed throughout the loan portfolio with the exceptions of direct financing leases and residential mortgages. The $7.9 million growth in commercial loans and the $8.9 million increase in commercial mortgage loans were not concentrated in any specific area, but portray TRIB's overall commitment, as a community bank, to the continued expansion and development of the entire Quad-Cities market. The $15.8 million growth experienced in the consumer loan portfolio was primarily attributed to TRIB's introduction of an indirect loan program during fiscal 1996. The $8.0 million increase in the construction loan portfolio resulted primarily from TRIB's commitment to provide innovative lending programs to those involved in both residential and commercial real estate expansion and development. Although residential mortgage loan balances increased only slightly between fiscal 1997 and 1996 year-ends; during fiscal 1997 $7.4 million in loans, which had been outstanding for more than one year, were sold and replaced with new volume generated during fiscal 1997. The direct financing lease portfolio remained relatively stable with new business offsetting scheduled repayment reductions.

                         LOANS AND LEASES DISTRIBUTION
                                                                                        March 31,
                                                       ------------------------------------------------------------------
      (Dollars in Thousands)                               1997            1996          1995         1994         1993
      --------------------------------------           ------------------------------------------------------------------
      Commercial, financial and
         agricultural.......................            $   93,502       $  85,578     $  74,234    $ 59,818     $ 48,145
      Direct financing leases...............                 5,612           5,719         6,863      16,218       21,827
      Real estate:
         Residential mortgage...............                64,309(1)       64,248(1)     58,486(1)   46,754(1)    36,745(1)
         Construction.......................                29,790          21,823        14,553      11,747        8,489
         Commercial mortgage................                71,648          62,746        51,529      40,116       37,360
      Consumer..............................                31,609(2)       15,851(2)      6,411(2)   6,1922       6,0712
                                                        -------------------------------------------------------------------
         Total loans and leases.............            $  296,470       $ 255,965     $ 212,076    $180,845     $158,637
                                                        ===================================================================

1 Includes first mortgages pending conclusion of their sale to Freddie Mac, Fannie Mae and IHDA; home equity lines of credit; home improvement loans; and consumer loans for which junior liens were taken as primary and secondary sources of security.

2 Consumer loans, both direct and indirect, not secured by real estate mortgages.


                       LOANS AND LEASES MATURITY ANALYSIS

                                                                                     March 31, 1997
                                                                 ----------------------------------------------------
                                                                                 After One
                                                                  One Year      But Within      After
      (Dollars in Thousands)                                     or Less        Five Years1  Five Years1     Total
      ---------------------------------------------------------------------------------------------------------------
      Commercial, financial and agricultural........              $  72,056      $ 21,446     $    ---     $  93,502
      Direct financing leases.......................                  2,420         3,192          ---         5,612
      Real estate:
         Residential mortgage.......................                 10,669        42,853       10,787        64,309
         Construction...............................                 27,460         2,330          ---        29,790
         Commercial mortgage........................                 32,212        38,711          725        71,648
      Consumer......................................                  1,603        23,509        6,497        31,609
                                                                  --------------------------------------------------
            Total loans and leases..................              $ 146,420      $132,041     $ 18,009     $ 296,470
                                                                  ==================================================

     1 The amount of loans and leases due after one year which had a pre-determined interest rate was $140,388, and loans and leases which have floating or adjustable interest rates were $9,662.

TRIB is an active originator of residential real estate mortgage loans sold on the secondary market with the servicing rights retained. For fiscal 1997, 1996 and 1995, TRIB serviced portfolios totaled $185.3 million, $165.0 million and $155.7 million, respectively.

TRIB's commercial and commercial real estate portfolios include loans to businesses involved in a wide spectrum of activities with a preponderance in the manufacturing, wholesale, retail, transportation, and hotel industries. Total loans to any particular group of customers engaged in similar activities and having similar economic characteristics did not exceed 10% of total loans and leases as of March 31, 1997, which is in compliance with defined parameters for concentrations of credit as established in TRIB's loan policy. Because of a majority of loans are made within TRIB's market area, the loan portfolio has an element of risk due to this geographic concentration.

Under section 4(c)(8) of the Bank Holding Company Act of 1956, on March 14, 1996, FSCM was granted authority to participate in the non-banking activity of making and servicing loans pursuant to Section 225.25(b)(1) of Regulation Y. During fiscal 1997, FSCM acquired a $1.5 million commercial mortgage loan from TRIB. Management does not intend to actively generate loans but to use such authority to primarily supplement TRIB's lending capabilities.

The Board of Directors of FSCM and TRIB continue to concentrate efforts and resources to maintain satisfactory asset quality. FSCM's internal credit administration department performs loan reviews to monitor loan documentation, verify loan collateral and check for compliance with established loan and lease policies. In addition, the credit administration department works closely with TRIB's loan committee to identify, evaluate, and initiate corrective action for marginal loans in order to maintain satisfactory asset quality. Underwriting standards and credit risks are closely monitored with an emphasis during fiscal 1997 in the consumer credit area. An internal loan and lease watch list is continuously monitored and updated. The adequacy of the allowance for possible loan and lease losses is measured in comparison to the watch list. Combined, these components have been integral elements of FSCM's and TRIB's loan and lease monitoring system that have resulted to date in satisfactory loan and lease portfolio performance. Despite these critical systems and controls, management continues to cautiously assess the risks associated with the potential future impact of adverse changes in the overall economic climate and more stringent regulatory standards and requirements.

Generally, interest on loans is accrued and credited to income based on the outstanding principal balance. It is TRIB's policy to discontinue the accrual of interest income on any loan when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest and principal or to comply with regulatory requirements. Nonaccrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of principal and interest, and only after all accrued and unpaid interest has been brought current.

The allowance for possible loan and lease losses is maintained at a conservative level to provide for the known and inherent risks in the loan and lease portfolios. The allowance is based on a continuous review of previous loan and lease loss experience, current economic conditions and the underlying collateral value pledged to support the loans and leases. In this regard, in the opinion of management, TRIB's allowance for loan and lease losses is maintained at a satisfactory level. Loans and leases which are deemed uncollectible are charged-off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance. The $979 thousand increase in the allowance for possible loan and lease losses between fiscal year-ends 1997 and 1996 resulted from increased provisions for possible loan and lease losses and maintaining control of charge-offs. The following two tables reflect TRIB's nonperforming assets and presents a summary of activity affecting the allowance as of the dates indicated.

                                 ASSET QUALITY

                                                                                       March 31,
                                                          --------------------------------------------------------------
      (Dollars in Thousands)                                 1997           1996         1995        1994         1993
      ------------------------------------------------------------------------------------------------------------------

      Nonperforming loans and leases:
      Nonaccrual loans and leases:
         Commercial, financial and agricultural...         $   211        $   339       $1,076      $   147      $   956
         Direct financing leases..................              28             28           96          405          236
         Real estate:
            Residential mortgage..................           2,047            388          419          258          107
            Construction .........................             112             51          ---          ---          ---
            Commercial mortgage...................             115            427        1,020          848          658
         Consumer.................................             116             45           31           36           12
                                                          --------------------------------------------------------------
               Total nonaccrual loans and leases..           2,629          1,278        2,642        1,694        1,969
      Accruing loans and leases 90 days
         or more past due.........................             289            189          323          748           58
                                                          --------------------------------------------------------------
               Total nonperforming loans
                  and leases......................           2,918          1,467        2,965        2,442        2,027
      Other real estate owned.....................             594            457          378          341          322
                                                          --------------------------------------------------------------
               Total nonperforming assets.........          $3,512         $1,924       $3,343       $2,783       $2,349
                                                          --------------------------------------------------------------
      Allowance for possible loan and
         lease losses.............................          $5,442         $4,463       $3,832       $3,744       $3,639
                                                          --------------------------------------------------------------
      Allowance as a percentage of
         nonperforming loans and leases...........          186.50%        304.23%      129.24%      153.32%      179.53%
      Allowance as a percentage of
         total loans and leases...................            1.84           1.74         1.81         2.07         2.29
      Nonperforming loans and leases and other
         real estate owned as a percentage of
         total loans and leases and other real
         estate owned.............................            1.18           0.75         1.57         1.54         1.48
      Nonperforming loans and leases as a
         percentage of total loans and leases.....            0.98           0.57         1.40         1.35         1.28




                          ANALYSIS OF THE ALLOWANCE FOR
                         POSSIBLE LOAN AND LEASE LOSSES


                                                                               Years Ended March 31,
                                                          --------------------------------------------------------------
      Dollars in Thousands)                                  1997           1996        1995          1994         1993
      ------------------------------------------------------------------------------------------------------------------

      Balance at beginning of period...........            $ 4,463        $ 3,832      $ 3,744      $ 3,639      $ 2,759
      Charge-offs:
         Commercial, financial and
            agricultural.......................                304            436        3,168           70          651
         Direct financing leases...............                205            129          201        2,345          127
         Real estate:
            Residential mortgage...............                917            420          258           94          119
            Construction.......................                  1            ---           47          ---          ---
            Commercial mortgage................                 84            882          638            4          653
         Consumer..............................                494            118           86           24           10
                                                          --------------------------------------------------------------
            Total..............................              2,005          1,985        4,398        2,537        1,560
                                                          --------------------------------------------------------------
      Recoveries:
         Commercial, financial and
            agricultural.......................                157            361          109          118          164
         Direct financing leases...............                 42            173        1,634          406           26
         Real estate:
            Residential mortgage...............                 87            105          113           36           32
            Construction.......................                ---            ---           47          ---          ---
            Commercial mortgage................                  5             28           48          108           16
         Consumer..............................                 63             44           25            4           22
                                                         ---------------------------------------------------------------
               Total...........................                354            711        1,976          672          260
                                                         ---------------------------------------------------------------
      Net charge-offs..........................              1,651          1,274        2,422        1,865        1,300
      Provision for possible loan and
         lease losses..........................              2,630          1,905        2,510        1,970        2,180
                                                         ---------------------------------------------------------------
      Balance at end of period.................             $5,442        $ 4,463      $ 3,832      $ 3,744      $ 3,639
                                                         ===============================================================
      Ratio of net charge-offs during the
         year to average loans and leases
         outstanding during the year...........              0.62%          0.55%        1.27%        1.08%        0.92%
                                                         ===============================================================


Although the balances of nonaccrual commercial and commercial mortgage loans continued to decline, an increase of $1,659,000 in nonaccrual residential mortgage loans was experienced in fiscal 1997. Included in residential mortgage loan nonaccrual and charge-off balances was one credit related to a California property with an estimated fair value in excess of $600 thousand of which a $500 thousand balance was included as nonaccrual and $305 thousand was charged-off during fiscal 1997. Additionally, nonaccrual residential mortgage loans of $712 were generated through consumer credit in the forms of home improvement loans, home equity lines of credit or loans with mortgages as primary and secondary sources of security. Further, charge-offs related to these types of credit comprised $452 thousand of fiscal 1997's residential mortgage charged-off balance.

The increase in charge-offs  between fiscal 1997 and 1996 primarily related to consumer credit, which included $452 thousand in residential mortgages and $494 thousand in consumer loans. The increase in consumer related nonperforming and charged-off loans resulted primarily from three factors: i) proportional growth in charge-offs to that of outstanding balances which have experienced rapid growth during the past two fiscal years, ii) national economic trends which reported increases during the year in consumer delinquency and bankruptcies, and iii) staffing vacancies in the collections area which resulted in delayed follow-up of past-due loan payments. Subsequent to fiscal 1997 year-end, the staffing issue was addressed and consumer loan delinquencies have subsequently declined. The $594 thousand other real estate owned balance at fiscal 1997 year-end included $385 thousand related to one commercial mortgage credit which has subsequently been sold for an amount in excess of the carrying value. Collection of all delinquent and past-due loans are being aggressively pursued by the loan services staff.

FSCM's allowance for possible loans and leases as a percentage of total loans and leases of 1.84% at fiscal 1997 year-end compared favorably to FSCM's Peer Group ratio of 1.39%. However, TRIB's fiscal 1997 ratios of allowance as a percentage of total loans and leases, nonperforming loans and leases to total loans and leases, and net yearly charge-offs to average loans and leases of 186.50%, 0.98% and 0.62%, respectively, compared unfavorably to Peer Group's respective ratios of 280.68%, 0.95% and 0.23% thereby reflecting TRIB's higher than Peer nonperforming loans and leases and net charge-off experience.

As previously discussed, based on internal procedures, any known troubled credit as of March 31, 1997 has been specifically identified, regardless of whether past due 90 days or more, or in nonaccrual status. Additionally, an overall loan and lease portfolio analysis was performed based on historic loss performance, local economic conditions and collateral value pledged to support advances. As a result of these evaluations, the following allocation of the allowance for possible loan and lease losses was made as of the dates indicated (dollars in thousands):



                        ALLOCATION OF THE ALLOWANCE FOR
                         POSSIBLE LOAN AND LEASE LOSSES

                               March 31, 1997       March 31, 1996      March 31, 1995      March 31, 1994     March 31, 1993
                            -------------------------------------------------------------------------------------------------
                                           % of               % of                % of               % of                % of
                                          Loans              Loans               Loans              Loans               Loans
                                            and                and                 and                and                 and
                                         Leases             Leases              Leases             Leases              Leases
                                       to Total           to Total            to Total           to Total            to Total
                                          Loans              Loans               Loans              Loans               Loans
      Balance at end of period              and                and                 and                and                 and
      applicable to:            Amount   Leases    Amount   Leases     Amount   Leases    Amount   Leases    Amount    Leases
      -----------------------------------------------------------------------------------------------------------------------

      Commercial,
         financial and
         agricultural.......    $1,889   31.5%     $1,720     33.4%    $1,533     35.0%   $1,443   33.1%     $1,875     30.3%
      Direct financing
         leases.............       116    1.9         115      2.3               1263.2      641    9.0         393     13.8
      Real estate:
         Residential
            mortgage........     1,125   21.7         499     25.1        425     27.6       117   25.9         106     23.2
         Construction.......       476   10.1         238      8.5        164      6.9        26    6.5          25      5.4
         Commercial
            mortgage........       855   24.2         794     24.5      1,342     24.3     1,118   22.1       1,029     23.5
      Consumer..............       887   10.7         359      6.2         71      3.0       293    3.4         211      3.8
      Unallocated...........        94    N/A         738      N/A        171      N/A       106    N/A         ---      N/A
                             --------- --------------------------------------------------------------------------------------
      Total.................    $5,442  100.0%     $4,463    100.0%    $3,832    100.0%   $3,744  100.0%     $3,639    100.0%
                             ================================================================================================


Premises, Furniture and Equipment

Acquisitions of and improvements to premises, furniture and equipment ("fixed assets") during fiscal 1997 of $753 thousand were completely offset by a $1.2 million depreciation provision. As a result, the March 31, 1997 balance of fixed assets totaled $5.5 million, a decrease of $457 thousand from March 31, 1996's balance of $6.0 million.

In March 1997, TRIB purchased a two-story office building for $221 thousand. The building encompasses 10,560 square feet, excluding the basement storage area, and is located at 524-15th Street, Moline, Illinois. Once renovations are completed, anticipated by October 1997, the building will house a non-public operations center. Staff transferred to the site will perform support functions including: computer remote job entry, proof of deposit encoding, mail, purchasing and deposit services areas. Several of these functions presently occupy space in the downtown Rock Island office, which will be reconfigured during fiscal 1998 to accommodate expanding retail and lending services.

The majority of the $419 thousand investment during fiscal 1997 in equipment and furniture related to computer hardware and software technological upgrades. Further, during fiscal 1996 a new computer support system for item processing was installed, new laser-printing equipment was purchased, the platform system supporting teller operations was updated, and TRIB's existing local area network ("LAN") (which links the personal computer workstations and provides access to TRIB's mainframe system) was supplemented with branch office LAN installations and interconnected into the primary system by means of a wide area network ("WAN").

During fiscal 1996 TRIB purchased an office location in Bettendorf, Iowa for $709 thousand. The purchase consisted of land, building and miscellaneous equipment. Additional amounts of $148 thousand and $340 thousand were invested to remodel and furnish and equip the office, respectively, which opened for business November 1, 1995. Construction was also completed on the 18th Avenue ("Hilltop") office location in Rock Island, Illinois and operations were transferred from the temporary office to the new facility on November 29, 1995. Approximately $1 million was invested in the construction project and an additional $436 thousand was invested to furnish and equip the office.

TRIB's 42nd  Avenue,  East  Moline,  Illinois  branch  commenced  operations  in
February 1995 out of a temporary office established at the location. Construction of a permanent office has been temporarily deferred. The office expansion into both East Moline and Bettendorf, and the construction of the enlarged Hilltop branch office in Rock Island, will provide better access to the retail markets and thereby enhance TRIB's overall market presence. The installation of new equipment and technological upgrades will enhance productivity and customer convenience. Management continues to explore potential new locations for possible office sites to expand and enhance the ability of TRIB to offer its services conveniently to customers within TRIB's trade area. However, as of the date hereof, FSCM had no agreements or plans to acquire or lease any specific additional premises. Further, management is continually challenged with new technological advancements. A determination of which products and proper implementation time frames must be made to best meet the ever developing needs of FSCM and its customers, not create any competitive disadvantage and maximize the return on fixed asset investments.

Deposits, Securities Sold Under Agreements to Repurchase, and Other Short-Term Borrowings

Deposits, repurchase agreements and other short-term borrowings totaled $361.9 million, $38.2 million and $1.5 million, respectively, as of March 31, 1997. These balances compare to $301.8 million, $48.8 million and $1.5 million, respectively, as of the previous fiscal year end.

The $18.5 million in State of Illinois repurchase agreements outstanding at fiscal 1996 year-end was transferred during fiscal 1997 into a time deposit product due to an investment policy change by the State. An additional $5.0 million time deposit was obtained during the year; therefore, the State's balance totaled $23.5 million at fiscal 1997 year-end. Exclusive of the above mentioned transactions, time deposits increased $10.7 million and repurchase agreements increased $7.8 million between fiscal 1997 and 1996. Money market deposits increased to $38.9 million at 1997 fiscal year-end from $8.6 million at fiscal 1996 year-end. The growth primarily resulted from successful marketing of a new tiered-rate product. The short-term borrowings was totally comprised of treasury, tax and loan deposits at both fiscal year-ends.

TRIB does not actively seek or heavily rely on large deposit accounts over $100 thousand. As of fiscal year-end 1997 and 1996, these types of deposits, exclusive of State of Illinois deposits, comprised only 5.49% and 6.45%, respectively, of total assets, as compared to the Peer Group ratio of 9.52%. Maturity distributions of time certificates of deposit in denominations of $100 thousand or more as of March 31, 1997 were as follows (dollars in thousands):


                        $100,000 AND MORE TIME DEPOSITS

                                                                   March 31,
      Time to Maturity                                               1997
      -----------------------------------------------------------------------
      3 months or less......................................       $ 30,980
      Over 3 months through 6 months........................          6,126
      Over 6 months through 12 months.......................          2,778
      Over 12 months........................................          8,090
                                                                   --------
      Total.................................................       $ 47,974
                                                                   ========

Short-term borrowings generally include repurchase agreements, interest-bearing notes due to the U.S. Treasury, federal funds purchased from correspondent banks, and advances from the Federal Home Loan Bank ("FHLB"). The obligations to repurchase securities sold were reflected as a liability in the consolidated balance sheets; the investments securing the repurchase agreements remained classified as an asset under investments.

During fiscal 1996, TRIB utilized its membership in the FHLB , which required a stock investment, to obtain a short-term fixed rate $1 million advance which expired prior to fiscal 1996 year-end. Borrowings from the FHLB are on a secured basis, collateralized by pledges of the FHLB stock, the one-to-four family residential real estate first lien mortgage portfolio, or mortgage-backed securities. As of fiscal year-end 1997, approximately $48.5 million could have been obtained by means of FHLB advances.

FSCM considers short-term borrowings a reliable funding alternative which were primarily comprised of managed corporate accounts and public funds. Balance and rate information is reflected in the following table:



                            SHORT - TERM BORROWINGS
                                                                     March 31,            March 31,         March 31,
      (Dollars in Thousands)                                           1997                 1996              1995
      ---------------------------------------------------------------------------------------------------------------
      Balance outstanding at fiscal year-end...............           $39,654              $50,346           $33,737
      Maximum month-end balance............................            50,711               62,128            38,143
      Average balance for the year.........................            46,515               44,528            25,932
      Weighted average interest rate for the year..........              5.23%                5.51%             4.48%
      Weighted average interest rate at year-end...........              4.87                 5.29              5.85


Notes Payable

On November 13, 1996, FSCM redeemed, in their entirety, the 1992 Notes. Proceeds for the repayment of the $4.5 million principal and $172 thousand accrued interest were obtained from the issuance of a new $10.0 million, 8.00% public note offering ("1996 Notes"). This issuance was also used to provide a $4.0 million capital contribution to TRIB, repay $552 thousand in principal and interest on FSCM's line of credit and supplement working capital.

Semi-annual interest payments on the 1996 Notes at a fixed 8.00% per annum rate is payable on the first of May and November commencing May 1, 1997. The 1996 Notes are due November 1, 2008; however, a $750 thousand annual mandatory principal redemption commences November 1, 2000 and continues through November 1, 2007. FSCM may redeem any or all of the 1996 Notes at any time upon not less than a 15-day notice. Any redemption prior to November 1, 1998 shall be at 103% of the principal amount so redeemed. FSCM also has a $10 million unrestricted line of credit available from a correspondent bank, none of which was in use at fiscal 1997 year-end. Please refer to Footnote Eight of the Consolidated Financial Statements for information regarding covenants of the 1996 Notes and correspondent bank line.

Mandatory Convertible Debentures

A total of $1.25 million of mandatory convertible debentures ("MCDs") were issued in March and April 1989. The MCDs bear interest at a rate of 1/2% below the reference rate of a correspondent bank. The correspondent bank's reference rate was 8.50% at March 31, 1997; therefore, the MCDs interest rate equaled 8.00%. The interest is payable quarterly on March 31, June 30, September 30, and December 31. The MCDs are held by directors and a former director of FSCM and his wife. The MCDs are convertible at any time on or prior to March 31, 2001 at the option of the holders into a number of shares of FSCM's Common Stock determined by dividing the principal amount of the MCDs by a purchase price equal to $25 per share, as adjusted for any stock splits, stock dividends or other similar occurrences--$750 thousand of the MCDs are subject to a ninety day notice and obtaining any regulatory approvals or legal opinions necessary prior to any such conversion. The MCDs are subordinate to all senior indebtedness of FSCM, and $750,000 of the MCDs are subordinate to the 1996 Notes. Subsequent to fiscal 1997 year-end, a former director of FSCM and his wife expressed interest in the possible conversion of their MCDs.

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

Stockholders' equity totaled $27.5 million and $24.3 million as of March 31, 1997 and 1996, respectively. Net income totaled $4.3 million in fiscal 1997 as opposed to $3.6 million in fiscal 1996, a 19.81% increase between years. In March 1997, FSCM sold 1,000 shares of Common Stock from Treasury Stock to the 401(k) defined contribution retirement plan sponsored by TRIB. The $85.00 sales price was based on an independent stock appraisal's average per share fair market value for transactions involving small stock block sizes. Additionally, 100 shares were sold in January 1997 for $10 thousand. Common Stock dividends declared during fiscal 1997 equaled $353 thousand, or $2.00 per share, an increase from fiscal 1996's dividend of $308,000, or $1.76 per share. Preferred Stock dividends totaled $596,000 and $598,000 for fiscal 1997 and 1996, respectively. As of March 31, 1997, stockholders' equity also included $568 thousand in net unrealized losses on available-for-sale securities, net of taxes, as compared to a net unrealized loss of $422 thousand as of fiscal 1996 year-end. Combined, these components resulted in a net change in equity of $3.3 million, or 13.41%.

The 1996 Combined Incentive and Nonstatutory Stock Option Plan ("Plan") was adopted by FSCM's Board of Directors on July 25, 1996 and ratified by its stockholders at the Annual Meeting on August 22, 1996. The Plan provides for the grant of options to acquire up to 20,000 shares of FSCM's Common Stock based on terms to be determined by FSCM's Board of Directors or an appointed committee. As of March 31, 1997 no options had been granted under the Plan.

In May 1997, FSCM extended a tender offer to all shareholders of Common Stock. Under the terms of the offer, shareholders were asked to tender their shares of Common Stock of FSCM in exchange for $90.00 cash per share. Based on preliminary data, management anticipates that less than 3,000 shares will be tendered and that cash on hand will be used to fund the offer and associated expenses. In June 1997, FSCM informed the shareholders of its $5 million, 9.25% Class A Cumulative Convertible Preferred Stock ("Preferred Stock") that effective as of July 10, 1997, their shares will be called at a $100 per share redemption price as provided in the terms of the Preferred Stock. Funding for the retirement of the Preferred Stock will be through the issuance of $5 million of new 9.25% Class A Cumulative Convertible Preferred Stock ("New Preferred Stock"). Each share of the New Preferred Stock has a stated value of $1,000 per share and is immediately convertible, at the option of the holder, into 8-1/3 shares of Common Stock. All of the New Preferred Stock will be issued to principal shareholders of FSCM who are also executive officers and directors of FSCM and TRIB.

FSCM's capital position, as detailed in its capital ratios, exceeds the regulatory capital minimums established for well-capitalized financial institutions. The table below details the components and percentages of FSCM's regulatory risk weighted capital ratios as of the indicated dates.



                 Financial Services Corporation of the Midwest:
                                                                              Minimum Capital Required To Be Categorized As:
                                                                        ----------------------------------------------------------
                          (Dollars in Thousands)           Actual            Adequately Capitalized           Well Capitalized
             ---------------------------------------------------------------------------------------------------------------------
                                                        Amount     Ratio         Amount        Ratio          Amount        Ratio
             ---------------------------------------------------------------------------------------------------------------------
             As of March 31, 1997:
                 Total  Capital (to Risk
                 Weighted Assets)................     $42,840    13.50%        $25,381       8.00%          $31,726        10.00%
                 Tier I Capital (to Risk
                 Weighted Assets)  ..............      27,606     8.70          12,690       4.00            19,035         6.00
                 Tier I Capital (to Average Assets)    27,606     6.79          16,258       4.00            20,322         5.00
             As of March 31, 1996:
                 Total  Capital (to Risk
                 Weighted Assets)................     $31,956    11.66%        $21,918       8.00%          $27,398        10.00%
                 Tier I Capital (to Risk
                 Weighted Assets)  ..............      24,569     8.97          10,959       4.00            16,439         6.00
             Tier I Capital (to Average
                 Assets).........................      24,569     6.83          14,379       4.00            17,974         5.00


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

Impact of Recently Issued Statements of Financial Accounting Standards

The Financial Accounting Standards Board has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of Statement No. 125." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on control of the underlying financial assets. The provisions of SFAS No. 125 applicable to the servicing of financial assets were effective as of January 1, 1997. The impact of these provisions on the consolidated financial statements was not material. Other provisions of SFAS No. 125, including those applicable to transfers of financial assets and extinguishment of liabilities, are effective as of January 1, 1998. The impact of these provisions on the consolidated financial statements is not expected to be material.

SFAS No. 128, "Earnings per Share," was issued in February 1997. Effective for FSCM as of April 1, 1997, SFAS No. 128 replaces the primary earnings per share ("EPS") disclosures with basic and diluted EPS disclosures to simplify the calculation and improve international comparability. FSCM's outstanding debt and Preferred Stock contains rights enabling the holders to convert their instruments into Common Stock. See Notes 9, 11 and 18. For the fiscal years ended March 31, 1997, 1996 and 1995, if FSCM had applied Statement No. 128, basic and diluted EPS amounts would have been equivalent to the primary and fully diluted EPS amounts, respectively, disclosed in the consolidated statements of income.

Price Range of Common Stock

The Common Stock of FSCM is not actively traded, and there is no active market in which shares of Common Stock are publicly traded. A price of $90.00 per share was used in the computation of the aggregate market value of Common Stock held by non-affiliates set forth on the cover page of this Annual Report on Form 10-K. This price was based on the cash exchange value offered by FSCM in its May 1997 Common Stock tender offer. Additionally, in March 1997, 1,000 shares of Common Stock were sold by FSCM from treasury to TRIB's 401(k) defined contribution retirement plan at a price of $85.00 per share. The trustee of the 401(k) plan had obtained an independent stock appraisal, as of December 1996, on transactions involving small FSCM Common Stock block sizes on behalf of the plan's participants. Other private transactions, for which the sale price was not known or reasonably available, may have occurred during fiscal 1997.

Factors That May Affect Future Results

This Annual Report on Form 10-K contains forward-looking information, and actual results may differ materially from such information. Factors that may cause actual results to differ materially from the forward-looking information contained herein include the policies of the Board of Governors of the Federal Reserve System regarding interest rates and other economic factors, the accuracy of management's estimates of the provisions for loan and lease losses, competition, regulatory changes and conditions, and general and regional economic conditions.

Item 8.  Financial Statements and Supplementary Data


                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Independent Auditor's Report

Consolidated Balance Sheets at March 31, 1997 and 1996

Consolidated Statements of Income for the Years
   Ended March 31, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity for the
  Years Ended March 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the Years
  Ended March 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

                            McGladrey & Pullen, LLP
                  Certified Public Accountants and Consultants


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Financial Services Corporation of the Midwest
Rock Island, Illinois

     We have audited the accompanying consolidated balance sheets of Financial Services Corporation of the Midwest and subsidiary as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended March 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Services Corporation of the Midwest and subsidiary as of March 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended March 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP



Davenport, Iowa
April 25, 1997, except for Note 20 as to which the date is June 10, 1997

Financial Services Corporation of the Midwest
Consolidated Balance Sheets
March 31, 1997 and 1996
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                   1997          1996
                                                                                                 ---------     ---------
      Assets
      Cash and due from banks (note 2)..................................................         $  16,306     $  14,423
      Interest-bearing deposits with other financial institutions.......................               131         4,861
      Investment securities:
         Held-to-maturity (approximate market value 1997 - $39,502; 1996 -
            $29,072) (note 3)...........................................................            39,805        29,115
         Available-for-sale (amortized cost  1997 - $83,336; 1996 - $61,948) (note 3)...            82,475        61,308
      Federal funds sold................................................................               800        11,900
      Loans and direct financing leases (note 4)........................................           296,470       255,965
         Less:  Allowance for possible loan and lease losses............................            (5,442)       (4,463)
                                                                                                  --------       --------
            Total loans and leases, net.................................................           291,028       251,502
      Premises, furniture and equipment, net (note 5)...................................             5,496         5,953
      Accrued interest receivable.......................................................             2,969         2,653
      Other real estate, net............................................................               594           457
      Other assets......................................................................             6,065         4,795
                                                                                                  --------      --------
            Total assets................................................................          $445,669      $386,967
                                                                                                  ========      ========
      Liabilities and Stockholders' Equity
      Liabilities:
      Deposits (note 6):
            Noninterest-bearing demand..................................................          $ 36,785      $ 36,286
            Interest-bearing:
               N.O.W. accounts..........................................................            23,575        24,420
               Savings..................................................................            37,777        41,814
               Money market.............................................................            38,862         8,638
               Time.....................................................................           224,892       190,660
                                                                                                  --------      --------
                  Total deposits........................................................           361,891       301,818
      Accounts payable and accrued liabilities..........................................             5,330         4,766
      Securities sold under agreements to repurchase (note 7)...........................            38,154        48,846
      Other short-term borrowings (note 7)..............................................             1,500         1,500
      Notes payable (note 8)............................................................            10,000         4,500
      Mandatory convertible debentures (note 9).........................................             1,250         1,250
                                                                                                  --------      --------
            Total liabilities...........................................................           418,125       362,680
                                                                                                  --------      --------
      Commitments and contingencies (note 14)
      Stockholders' equity (notes 8, 9, and 15): Capital stock:
         Preferred, no par value; authorized, 100,000 shares:
            Class A Preferred Stock, stated value $100 per share;
               authorized, 50,000 shares; issued and outstanding:
               1997 and 1996 - 50,000 shares (note 11)..................................             5,000         5,000
            Class B Preferred Stock, stated value $500 per share;
               authorized, 1,000 shares; issued and outstanding:
               1997 and 1996 - 1,000 shares (note 11)...................................               500           500
            Class C Preferred Stock, stated value $425 per share;
               authorized, 2,400 shares; issued and outstanding:
               1997 and 1996 - 2,400 shares (note 11)...................................             1,020         1,020
         Common, par value $.50 per share; authorized, 600,000
            shares; issued: 1997 and 1996 - 340,662 shares;
            outstanding:  1997 - 177,711 shares; 1996  - 176,611 shares.................               170           170
      Capital surplus...................................................................             2,634         2,574
      Net unrealized loss on available-for-sale securities, net of taxes................              (568)         (422)
      Retained earnings.................................................................            24,002        20,694
      Treasury stock (note 12)..........................................................            (5,214)       (5,249)
                                                                                                  --------      --------
            Total stockholders' equity..................................................            27,544        24,287
                                                                                                  --------      --------
            Total liabilities and stockholders' equity..................................          $445,669      $386,967
                                                                                                  ========      ========

      See accompanying notes to consolidated financial statements.

Financial Services Corporation of the Midwest
Consolidated Statements of Income
Years Ended March 31, 1997, 1996 and 1995
(Dollars in Thousands, Except Per Share Amounts)

                                                                                    1997           1996          1995
                                                                                 ----------     ----------    ----------
      Interest income:
         Interest and fees on loans and leases.........................          $   27,712     $   24,208    $   19,576
         Interest on investment securities.............................               6,037          5,003         3,930
         Interest on federal funds sold................................                 514          1,021         1,050
         Interest on interest-bearing deposits with
            other financial institutions...............................                 230             39            15
                                                                                 ----------     ----------    ----------
               Total interest income...................................              34,493         30,271        24,571
                                                                                 ----------     ----------    ----------
      Interest expense:
         Interest on deposits..........................................              14,567         12,864         9,029
         Interest on securities sold under agreements to repurchase....               2,349          2,375         1,118
         Interest on other short-term borrowings.......................                  83             80            43
         Interest on notes payable.....................................                 542            411           425
         Interest on mandatory convertible debentures..................                  97            103            92
                                                                                 ----------     ----------    ----------
               Total interest expense..................................              17,638         15,833        10,707
                                                                                 ----------     ----------    ----------
               Net interest income.....................................              16,855         14,438        13,864
      Provision for possible loan and lease losses (note 4)............               2,630          1,905         2,510
                                                                                 ----------     ----------    ----------
      Net interest income after provision
                  for possible loan and lease losses...................              14,225         12,533        11,354
                                                                                 ----------     ----------    ----------
      Other income:
         Trust fees....................................................                 458            322           361
         Investment securities gains ..................................                 ---             11           ---
         Loan servicing fees...........................................                 730            680           677
         Gain on sales of loans and leases.............................                 345            362           132
         Service charges on deposit accounts...........................               1,133          1,065           999
         Insurance commissions.........................................                 233            294           323
         Other ........................................................                 774            581           657
                                                                                 ----------     ----------    ----------
               Total other income......................................               3,673          3,315         3,149
                                                                                 ----------     ----------    ----------
      Other expenses:
         Salaries and employee benefits................................               6,071          5,904         5,272
         Occupancy, net................................................                 852            801           754
         Insurance.....................................................                 111            281           713
         Equipment.....................................................                 984            947           651
         Data processing...............................................                 707            569           551
         Advertising...................................................                 404            400           420
         Other operating...............................................               2,047          1,625         1,558
                                                                                 ----------     ----------    ----------
               Total other expenses....................................              11,176         10,527         9,919
                                                                                 ----------     ----------    ----------
               Income before income taxes .............................               6,722          5,321         4,584
      Income taxes (note 10)...........................................               2,465          1,768         1,516
                                                                                 ----------     ----------    ----------
      Net income.......................................................          $    4,257     $    3,553    $    3,068
                                                                                 ----------     ----------    ----------
      Net income available for Common Stock............................          $    3,661     $    2,955    $    2,474
                                                                                 ----------     ----------    ----------
      Earnings per common share (note 18):
         Primary ......................................................          $    20.73     $    16.87    $    14.21
                                                                                 ----------     ----------    ----------
         Fully diluted ................................................          $    13.18     $    10.80    $     9.10
                                                                                 ----------     ----------    ----------
      Weighted average common shares outstanding.......................             176,644        175,123       174,079
                                                                                 ----------     ----------    ----------
      Weighted average common and contingently
         issuable common shares outstanding............................             327,837        335,327       343,796
                                                                                 ==========     ==========    ==========

     See accompanying notes to consolidated financial statements.

Financial Services Corporation of the Midwest
Consolidated Statements of Stockholders' Equity
Years Ended March 31, 1997, 1996 and 1995
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                        Net
                                                                                                    Unrealized
                                                                                                    Gain/(Loss)
                                                                                                        on
                                                            Preferred Stock                          Available-
                                                      --------------------------   Common    Capital  For-Sale   Retained   Treasury
                                                      Class A   Class B  Class C    Stock    Surplus Securities1 Earnings     Stock
                                                      ------------------------------------------------------------------------------

Balance at March 31, 1994............................ $ 5,000    $  500  $ 1,020   $   170   $ 2,484   $    84   $15,838    $(5,345)
Net income   ........................................     ---       ---      ---       ---       ---       ---     3,068        ---
Change in net unrealized gain
         on available-for-sale securities1...........     ---       ---      ---       ---       ---       (84)      ---        ---
Sale of 1,500 shares of Treasury Stock...............     ---       ---      ---       ---        37       ---       ---         48
Cash dividends declared:
         Class A Preferred, $9.25 per share..........     ---       ---      ---       ---       ---       ---      (463)       ---
Class B Preferred, $44.21 per share..................     ---       ---      ---       ---       ---       ---       (44)       ---
         Class C Preferred, $36.13 per share.........     ---       ---      ---       ---       ---       ---       (87)       ---
         Common, $1.52 per share.....................     ---       ---      ---       ---       ---       ---      (265)       ---
                                                      ------------------------------------------------------------------------------
Balance at March 31, 1995............................   5,000       500    1,020       170     2,521       ---    18,047     (5,297)
Net income  .........................................     ---       ---      ---       ---       ---       ---     3,553        ---
Change in net unrealized (loss)
         on available-for-sale securities1...........     ---       ---      ---       ---       ---      (422)      ---        ---
Sale of 1,500 shares of Treasury Stock...............     ---       ---      ---       ---        53       ---       ---         48
Cash dividends declared:
         Class A Preferred, $9.25 per share..........     ---       ---      ---       ---       ---       ---      (462)       ---
         Class B Preferred, $48.66 per share.........     ---       ---      ---       ---       ---       ---       (49)       ---
         Class C Preferred, $36.13 per share.........     ---       ---      ---       ---       ---       ---       (87)       ---
         Common, $1.76 per share.....................     ---       ---      ---       ---       ---       ---      (308)       ---
                                                      ------------------------------------------------------------------------------
Balance at March 31, 1996............................   5,000       500    1,020       170     2,574      (422)   20,694    (5,249)
Net income  .........................................     ---       ---      ---       ---       ---       ---     4,257       ---
Change in net unrealized (loss) on
         available-for-sale securities1..............     ---       ---      ---       ---       ---      (146)      ---        ---
Sale of 1,100 shares of Treasury Stock...............     ---       ---      ---       ---        60       ---       ---         35
Cash dividends declared:
         Class A Preferred, $9.25 per share..........     ---       ---      ---       ---       ---       ---     (463)        ---
         Class B Preferred, $46.27 per share.........     ---       ---      ---       ---       ---       ---      (46)        ---
         Class C Preferred, $36.13 per share.........     ---       ---      ---       ---       ---       ---      (87)        ---
         Common, $2.00 per share.....................     ---       ---      ---       ---       ---       ---     (353)        ---
                                                      ------------------------------------------------------------------------------
       ---
Balance at March 31, 1997............................ $ 5,000   $   500  $ 1,020    $  170   $ 2,634    $ (568)  $24,002   $ (5,214)
                                                      =============================================================================

1   Net of taxes

See accompanying notes to consolidated financial statements.

Financial Services Corporation of the Midwest
Consolidated Statements of Cash Flows
Years Ended March 31, 1997, 1996 and 1995
(Dollars in Thousands)

                                                                                               1997            1996          1995
                                                                                             --------        --------      --------

Cash Flows from Operating Activities:
Net income..............................................................................     $  4,257        $  3,553      $  3,068
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization......................................................        1,161             898           662
     Provision for possible loan and lease losses.......................................        2,630           1,905         2,510
     Gain on sale of investment securities..............................................          ---             (11)          ---
     Investment amortization, net.......................................................          229             145           439
     Loans and leases originated for sale...............................................      (35,772)        (51,287)      (32,162)
     Proceeds on sales of loans and leases..............................................       44,930          49,996        32,849
     Gain on sales of loans and leases..................................................         (345)           (362)         (132)
     (Increase) decrease in accrued interest receivable.................................         (316)           (693)           91
     Increase in accrued interest payable...............................................           75             633           705
     Increase in other assets...........................................................       (1,146)            (68)         (282)
     Increase in other liabilities......................................................          489             238            18
                                                                                             --------        --------   -----------
Net cash provided by operating activities ..............................................       16,192           4,947         7,766
                                                                                             --------        --------     ---------
Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold...........................................       11,100          21,000        (7,800)
Net (increase) decrease in interest-bearing deposits with other
   financial institutions...............................................................        4,730          (4,663)          297
Purchase of investment securities held-to-maturity......................................      (21,717)        (18,403)      (21,315)
Proceeds from maturity and call of investment securities held-to-maturity...............       11,010          26,000        10,865
Purchase of investment securities available-for-sale....................................      (31,858)        (64,134)          ---
Proceeds from maturity and call of investment securities available-for-sale.............       10,258          30,010        18,000
Proceeds from sales of investment securities available-for-sale.........................          ---           7,152           ---
Net increase in loans and leases........................................................      (50,969)        (43,510)      (34,208)
Purchase of premises, furniture and equipment ..........................................         (753)         (3,363)         (769)
Other investing activities, net.........................................................         (137)            (79)          (37)
                                                                                             --------        --------      --------
Net cash used in investing activities...................................................      (68,336)        (49,990)      (34,967)
                                                                                             --------        --------      --------
Cash Flows from Financing Activities:
Net increase in deposits................................................................       60,073          30,207        20,837
Net increase (decrease) in short-term borrowings........................................          ---           1,134        (1,134)
Net increase (decrease) in securities sold under agreements to repurchase...............      (10,692)         15,475        10,743
Proceeds from notes payable.............................................................       10,000             ---           ---
Payments on notes payable...............................................................       (4,500)           (500)          ---
Sale of Treasury Stock..................................................................           95             101            85
Cash dividends paid on Preferred Stock..................................................         (596)           (598)         (594)
Cash dividends paid on Common Stock.....................................................         (353)           (308)         (265)
                                                                                             --------        --------      --------
Net cash provided by financing activities...............................................       54,027          45,511        29,672
                                                                                             --------        --------      --------
Net increase in cash and due from banks.................................................        1,883             468         2,471
Cash and due from banks at the beginning of the year....................................       14,423          13,955        11,484
                                                                                             --------        --------      --------
Cash and due from banks at the end of the year..........................................     $ 16,306        $ 14,423      $ 13,955
                                                                                             ========        ========      ========

See accompanying notes to consolidated financial statements.

Financial Services Corporation of the Midwest
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)

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

         Investments in debt and certain equity securities are classified in one of three categories: (1) held-to-maturity securities, which are carried at amortized cost, (2) trading securities, which are carried at fair market value, with unrealized gains and losses included in earnings, and (3) available-for-sale securities, which are carried at fair value, with net, tax effected, unrealized gain and loss excluded from earnings and reported as a separate component of stockholders' equity. On December 19, 1995, securities with an amortized cost of $34,999 were transferred from held-to-maturity to available-for-sale in accordance with a one-time reassessment of securities' classification permitted under accounting standards.

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

         Nonrefundable loan and lease origination fees and direct loan origination costs associated with the lending process are deferred and recognized as a yield adjustment by the interest method over the life of the related loan or lease.

         Loans and leases held for sale are stated at the lower of cost or market on an aggregate basis. Gains and losses are recognized on loans and leases sold on a nonrecourse basis based on the sale price for the loan or lease adjusted for any normal servicing fees when servicing is retained by FSCM.

         Mortgage loan and lease servicing retained on loans and leases sold to others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans and leases as of March 31, 1997 and 1996 were $185,295 and $165,003, respectively.
         Custodial escrow balances maintained in connection with the loan and lease servicing were approximately $1,653 and $1,744 as of March 31, 1997 and 1996, respectively. Fees received for servicing loans for others are recognized in Other Income as loan servicing fees.

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

         Nonhomogeneous loans, primarily only the commercial and commercial mortgage loans as defined by generally accepted accounting principals, are considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with their contractual terms. Generally, these loans are in nonaccrual and/or have been classified as doubtful or loss by management. The loan impairment is measured based on the discounted present value of expected future cash flows or the fair market value of the loan's collateral if the loan is collateral dependent. The portion of the allowance for loan and lease losses is computed on the amount that the recorded investment of an impaired loan exceeds the measured value. Interest is recognized on impaired loans on a cash basis.

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

         Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," was adopted as of April 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiables to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impact on the consolidated financial statements for the fiscal year ended March 31, 1997 was not material.

     (h) Other Real Estate

         Other real estate represents property acquired through foreclosures or settlements of loans or property that was subsequently sold on contract. Property acquired is carried at the lower of the principal amount of the loan outstanding or the estimated fair value of the property. The excess, if any, of the principal balance over the fair value of the property at the date acquired is charged against the allowance for possible loan and lease losses. Subsequent write downs required on the basis of later fair value evaluations, gains or losses on sales, and net expenses incurred in maintaining such properties are included in other operating expenses. Property subsequently sold on contract is carried at the contract balance outstanding.

     (i) Per Common Share Amounts

         Primary earnings per common share amounts are computed by dividing net income, after deducting Preferred Stock dividends (net income available for Common Stock), by the weighted average number of common shares outstanding during the year. Fully diluted earnings per common share amounts are computed by dividing net income, after deducting dividends on nonconvertible Preferred Stock and adding back interest, net of the related income tax effect, on Mandatory Convertible Debentures ("MCDs"), by the weighted average number of common shares and contingently issuable common shares outstanding during the year.
         Please see Note 1(l).

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

     (l) Impact of Recently Issued Statements of Financial Accounting Standards

         The Financial Accounting Standards Board has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of Statement No. 125." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on control of the underlying financial assets. The provisions of SFAS No. 125 applicable to the servicing of financial assets were effective as of January 1, 1997. The impact of these provisions on the consolidated financial statements was not material. Other provisions of SFAS No. 125, including those applicable to transfers of financial assets and extinguishment of liabilities are effective as of January 1, 1998. The impact of these provisions on the consolidated financial statements is not expected to be material.

         SFAS No. 128, "Earnings per Share," was issued in February 1997. Effective for FSCM as of April 1, 1997, SFAS No. 128 replaces the primary earnings per share ("EPS") disclosures with basic and diluted EPS disclosures to simplify the calculation and improve international comparability. FSCM's outstanding debt and Preferred Stock contains rights enabling the holders to convert their instruments into Common Stock. See Notes 9, 11 and 18. For the fiscal years ended March 31, 1997, 1996 and 1995, if FSCM had applied Statement No. 128, basic and diluted EPS amounts would have been equivalent to the primary and fully diluted EPS amounts, respectively, disclosed in the consolidated statements of income.

     (m) Reclassifications

         Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with 1997 presentations.

(2)  Cash and Due from Banks

     TRIB's required reserves as a member of the Federal Reserve System were $1,611 and $1,351 as of March 31, 1997 and 1996, respectively.

(3)  Investment Securities

     The amortized costs, fair values, and maturities of investment securities held-to-maturity and available-for-sale as of March 31, 1997 and 1996 are summarized as follow. Maturities of mortgage-backed obligations were estimated based on anticipated payments.

                                                                   1997                                   1996
                                                  -------------------------------------  ----------------------------------------
                                                                  Gross                                  Gross
                                                                Unrealized                             Unrealized
                                                  Amortized  ----------------    Fair    Amortized  ------------------     Fair
      HELD-TO-MATURITY:                              Cost    Gains     Losses    Value      Cost     Gains     Losses      Value
                                                  -------------------------------------------------------------------------------
      U.S. Treasury maturities:
         Within 1 year...........................  $ 1,502  $   ---   $     1   $ 1,501   $ 6,033   $    32   $    ---    $ 6,065
                                                   ------------------------------------------------------------------------------
      Obligations of U.S. government
         agencies and corporations
         maturities:
         Within 1 year ..........................      ---      ---        ---      ---     5,000      ---          37      4,963
         From 1 to 5 years ......................   15,963        7        119   15,851    13,980       68          68     13,980
                                                   ------------------------------------------------------------------------------
        Total ...................................   15,963        7        119   15,851    18,980       68         105     18,943
                                                   ------------------------------------------------------------------------------
      State and political subdivisions
          maturities:
             From 1 to 5 years ...................   2,320       --         32    2,288     2,326       --          40      2,286
                                                   ------------------------------------------------------------------------------
          Mortgage-backed obligations of federal
            agencies maturities:
          From 1 to 5 years ......................  17,011        7        160   16,858        --       --          --         --
          From 5 to 10 years .....................     738       --          6      732        --       --          --         --
                                                   ------------------------------------------------------------------------------
          Total ..................................  17,749        7        166   17,590        --.      --          --         --
                                                   ------------------------------------------------------------------------------
      Other securities maturities:
         Within 1 year...........................       --       --         --       --        10       --          --         10
         From 1 to 5 years.......................      320        1         --      321        70        2          --         72
         From 5 to 10 years......................      300       --         --      300       400       --          --        400
         Over 10 years ..........................    1,651       --         --    1,651     1,296       --          --      1,296
                                                   ------------------------------------------------------------------------------
            Total ...............................    2,271        1         --    2,272     1,776        2          --      1,778
                                                   ------------------------------------------------------------------------------
            Total................................  $39,805   $   15   $    318  $39,502   $29,115  $   102    $    145    $29,072
                                                   ------------------------------------------------------------------------------
      AVAILABLE-FOR-SALE:
      U.S. Treasury maturities:
         From 1 to 5 years.......................  $11,983  $    --   $    100  $11,883   $ 2,074  $    --    $     --    $ 2,074
                                                   ------------------------------------------------------------------------------
      Obligations of U.S. government
         agencies and corporations
         maturities:
         Within 1 year...........................   6,749         1         --    6,750    6,000        --          29      5,971
             From 1 to 5 years ..................  27,174         7        255   26,926   32,174        16         121     32,069
             From 5 to 10 years .................      --        --         --       --    4,004         1           4      4,001
                                                  -------------------------------------------------------------------------------
             Total ..............................  33,923         8        255   33,676   42,178        17         154     42,041
                                                  -------------------------------------------------------------------------------
          Mortgage-backed obligations of federal
             agencies maturities:
             Within 1 year ......................   2,444        --         80    2,364    2,228        --          63      2,165
             From 1 to 5 years ..................  24,311         4        410   23,905    7,290        --         207      7,083
             From 5 to 10 years .................   8,469        --        214    8,255    6,136        --         175      5,961
             Over 10 years ......................   1,027        --         36      991    2,042        --          58      1,984
                                                  -------------------------------------------------------------------------------
                Total ...........................  36,251         4        740   35,515   17,696        --         503     17,193
                                                  -------------------------------------------------------------------------------

      Other securities maturities:
         Over 10 years ..........................   1,179       222        --     1,401       --        --        --          --
                                                  ------------------------------------------------------------------------------
            Total...............................  $83,336   $   234   $ 1,095   $82,475  $61,948   $    17   $   657     $61,308
                                                  ==============================================================================

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

     As of March 31, 1997 and 1996, investment securities with carrying values of $96,498 and $72,169, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

     For the fiscal year ended March 31, 1996, proceeds of $7,152 were realized from the sales of securities which generated a gross security gain of $11.

(4)  Loans and Direct Financing Leases

     Loans and leases as of March 31, 1997 and 1996 are summarized as follows:

                                                    1997       1996
                                                  --------   --------

Commercial, financial and agricultural ........   $ 93,502   $ 85,578
Direct financing leases .......................      5,612      5,719
Real estate:
   Residential mortgage .......................     64,309     64,248
   Construction ...............................     29,790     21,823
   Commercial mortgage ........................     71,648     62,746
Consumer, not secured by a real estate mortgage     31,609     15,851
                                                  -------------------
Total .........................................   $296,470   $255,965
                                                  ===================

Direct financing leases:
   Gross rents receivable .....................   $  6,719   $  6,902
   Unearned income ............................     (1,107)    (1,183)
                                                  -------------------
   Total ......................................   $  5,612   $  5,719
                                                  ===================

     Direct financing leases are generally short-term equipment type leases. Future minimum lease payments as of March 31, 1997 are as follows: 1998, $2,996; 1999, $1,629; 2000, $1,140; 2001, $722; and 2002, $262. Income on
     leases of $840, $947 and $1,854 is included in interest and fees on loans and leases for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

     Changes in the allowance for possible loan and lease losses for the fiscal years ended March 31, 1997, 1996 and 1995 are as follows:

                                                    1997      1996      1995
                                                  ---------------------------

Balance at beginning of year..................... $ 4,463   $ 3,832   $ 3,744
Provision for loan and lease losses..............   2,630     1,905     2,510
Loans and leases charged off.....................  (2,005)   (1,985)   (4,398)
Recoveries ......................................     354       711     1,976
                                                  ---------------------------
Balance at end of year........................... $ 5,442   $ 4,463   $ 3,832
                                                  ===========================

     Although FSCM has a diversified loan and lease portfolio, a substantial natural geographic concentration of credit risk exists within FSCM's market area. FSCM's loan portfolio consists of commercial and commercial mortgage loans extending across many industry types, as well as to individuals. FSCM's leasing activities consisted primarily of financing arrangements. As of March 31, 1997, total loans and leases to any group of customers engaged in similar activities and having similar economic characteristics did not exceed 10% of total loans and leases.

     The table below summarizes nonperforming assets as of March 31, 1997 and 1996:

                                                                 1997      1996
                                                                ----------------
            Nonaccrual loans and leases:
               Commercial, financial and agricultural.......    $  211    $  339
               Direct financing leases......................        28        28
               Real estate
                  Residential mortgage......................     2,047       388
                    Construction ...........................       112        51
                  Commercial mortgage.......................       115       427
               Consumer.....................................       116        45
            Other real estate owned.........................       594       457
            Accruing loans and leases past-due 90 days or
               more:
               Commercial, financial and agricultural.......       141        51
               Direct financing leases......................        79       103
               Real estate:
                  Residential mortgage......................        41        --
                            Construction ...................       ---        25
                  Consumer .................................        28        10
                                                               -----------------
               Total........................................   $ 3,512    $1,924
                                                               =================

     The interest income not recorded, but which would have been earned if the nonaccrual loans and leases as of March 31 had performed in accordance with their original terms, was $215, $188 and $219 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

     As of March 31, 1997 and 1996, impaired loans (see Note 1(d) for definition of impaired loans) totaled $701 and $780, respectively, for which $181 and $197, respectively, of the allowance for possible loan and lease losses was specifically allocated. The average impaired loans for the respective years ended totaled $963 and $1,849. The amount of interest which would have been earned if the impaired loans had performed in accordance with their original terms and the amount of interest income recognized on a cash basis was $39 and $25, respectively, for fiscal 1997 and $47 and $44, respectively, for fiscal 1996.

     Loans are made in the normal course of business to directors, executive officers and principal holders of equity securities of FSCM and to affiliated companies in which they have an equity interest. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the fiscal years ended March 31, 1997, 1996 and 1995 were as follows:

                                                    1997      1996      1995
                                                  ---------------------------

Balance at beginning of year...................   $    86   $    61   $    98
New loans and existing balances at date of
  of appointment(s) to director(s).............     1,979       709       150
Repayments.....................................      (500)     (134)     (162)
Loans participated to other financial
   institutions and other net changes .........        --      (550)      (25)
                                                  ---------------------------
Balance at end of year.........................   $ 1,565   $    86   $    61
                                                  ===========================

          Unused lines of credit, in excess of balances disclosed in the above table, in the amount of $1,013 had been extended to directors and their related interests as of March 31, 1997.

(5)  Premises, Furniture and Equipment

     Premises, furniture and equipment as of March 31, 1997 and 1996 are summarized as follows:

                                                         1997            1996
                                                       ------------------------

Land .........................................         $ 1,340          $ 1,306
Furniture and equipment ......................           5,964            5,545
Buildings and improvements ...................           6,974            6,691
Less accumulated depreciation ................          (8,782)          (7,589)
                                                       ------------------------
   Total .....................................         $ 5,496          $ 5,953
                                                       ========================

     Depreciation expense included in the accompanying consolidated statements of income was $1,210, $1,033 and $776 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.


(6)  Deposits

     Time certificates of deposit in denominations of $100 or more as of March 31, 1997 and 1996 equaled $47,974 and $24,949, respectively.

     The maturity distribution, as of March 31, 1997, for time deposits was as follows: 1998, $144,819; 1999, $59,168; 2000, $17,157; 2001, $1,747 and
     2002 and beyond, $2,001.

(7)  Securities  Sold  Under  Agreements  to  Repurchase  and  Other  Short-Term
     Borrowings

     Securities sold under agreements to repurchase are treated as financings. The obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets and the dollar amount of securities underlying the agreements remains in investments. The carrying amount, including interest, and market value of securities sold under agreements to repurchase and the obligations to repurchase securities sold as of March 31, 1997 and 1996 are summarized as follows:

                                                            1997                1996
                                                      -----------------   ------------------
                                                      Carrying   Market   Carrying   Market
                                                       Amount     Value    Amount     Value
                                                      --------------------------------------

            U.S. Treasury............................  $ 7,527   $ 7,526   $ 5,092   $ 5,112
            Obligations of U.S. Government
               agencies and corporations.............   36,733    36,648    49,071    49,083
            Mortgage backed obligations of federal
              agencies ..............................   16,497    16,382    11,178    11,178
                                                       -------------------------------------
                  Total .............................  $60,757   $60,556   $65,341   $65,373
                                                       =====================================
            Securities sold under agreements to
               repurchase............................  $38,154             $48,846
                                                       =======             =======

     The maturity distribution and weighted average interest rates of securities sold under agreements to repurchase as of March 31, 1997 are summarized as follows:

                                                                    Weighted
                                                                     Average
                                                            Amount    Rate
                                                            ------- --------

                Overnight.........................          $20,545   4.52%
                Term up to 30 days................           11,598   4.90
                Term of 30 to 90 days.............            2,104   5.72
                Term over 90 days ................            3,907   5.86
                   Total..........................          $38,154   4.84%

     Other short-term borrowings generally include federal funds purchased, which are overnight transactions, and interest-bearing demand notes due to the U.S. Treasury, which are generally called within several days. Other short-term borrowings of $1,500 as of March 31, 1997 and 1996 are comprised of interest-bearing demand notes due to the U.S. Treasury.

     Maximum and average balances and rates on aggregate short-term borrowings outstanding during the fiscal years ended March 31, 1997, 1996 and 1995 are as follows:

                                                     1997        1996      1995
                                                    ----------------------------

Maximum month-end balance........................   $50,711    $62,128   $38,143
Weighted average balance for the year............    46,515     44,528    25,932
Weighted average interest rate for the year......     5.23%      5.51%     4.48%
Weighted average interest rate at year-end.......     4.87       5.29      5.85

(8)  Notes Payable

     Notes payable as of March 31, 1997 and 1996 are summarized as follows:

                                                                1997      1996
                                                               -----------------

     8.50% Notes, due December 1, 1999, uncollateralized....   $   ---   $ 4,500
     8.00% Notes, due November 1, 2008, uncollateralized....    10,000       ---

     On November 13, 1996, FSCM redeemed the 8.50% Notes. Proceeds for the $4,500 principal and $172 accrued interest were obtained from the issuance of $10,000 in 8.00% Notes. This issuance was also used to provide a $4,000 capital contribution to TRIB, repay $552 in principal and interest on FSCM's line of credit and supplement working capital.

     Interest on the uncollateralized fixed rate 8.00% Notes dated November 1, 1996 is payable on the first of May and November. Mandatory redemptions in the amount of $750 are due on November 1, 2000 through 2007, inclusive. The remaining $4,000 matures on November 1, 2008. FSCM may redeem any or all of the Notes at any time upon not less than a 15-day notice. Any redemption prior to November 1, 1998 shall be at 103% of the principal amount so redeemed. The Notes are senior or on parity to any other uncollateralized debt. As of March 31, 1997, the Notes were senior in right of payment to $750 of MCDs and payable on parity with $500 of MCDs.

     As of March 31, 1997 FSCM had a variable rate $10,000 unrestricted line of credit available from a correspondent bank, none of which was in use. The line of credit is collateralized by a pledge of all of the stock of TRIB owned by FSCM and bears interest at a rate charged by banks to their most preferred customers ("prime") which was 8.50% at March 31, 1997.

     The most restrictive covenants under the correspondent bank loan agreement and the 8.00% Notes require, among other things, that:

     Correspondent Bank Loan:

     o FSCM must obtain approval to pay Common Stock dividends in excess of 30% of prior year's consolidated net income;

     o Approval is required for fixed asset investments exceeding $250 for FSCM or outside TRIB's normal banking practices;

     o FSCM must obtain approval before the incurrence of any additional debt and TRIB can incur debt only in the normal course of business;

     o FSCM must obtain approval prior to making any investments exceeding 4.95% of its tangible net equity in other than short-term, cash management investments made in the normal course of business (March 31, 1997 maximum equaled $1,391);

     o FSCM and TRIB cannot issue any new stock nor can FSCM repurchase any of its stock from its directors or executive officers without prior approval;

     o  Mergers or acquisitions require approval;

     o FSCM and TRIB must maintain ratios of total capital (Tier 1 and Tier 2) to total assets not less than 6.00% and 7.50%, respectively (March 31, 1997 actual equaled 9.61% and 9.00%, respectively);

     o TRIB must maintain a primary capital ratio not less than 5.50% (March 31, 1997 actual equaled 9.20%); and

     o TRIB must maintain a return on average assets not less than 0.70% (March 31, 1997 actual equaled 1.23%).

     8.00% Notes:

     o Fixed assets investments are limited to not greater than three percent of total assets on a consolidated basis (March 31, 1997 actual equaled 1.23%);

     o FSCM and TRIB must maintain tangible net worths of not less than $19,000 and $23,000, respectively (March 31, 1997 actual equaled $28,112 and $35,683, respectively); and

     o  Redemptions  of Common and Preferred  Stock are limited to the total of
        i) $6,000, plus ii) 65% of the increase in retained earnings since
        June 30, 1996, plus iii) proceeds from any capital stock issuances after June 30, 1996, less iv) total amount previously expended for all purchase or redemptions of shares (a total of $8,601 as of March 31, 1997).

     Management believes that FSCM and TRIB were in compliance with all covenants as of March 31, 1997.

(9)  Mandatory Convertible Debentures ("MCDs")

     MCDs as of March 31, 1997 and 1996 are summarized as follows:

                                                              1997      1996
                                                            -----------------

MCDs issued March 31, 1989, due March 31, 2001..........    $   425   $   425
MCDs issued April 19, 1989, due March 31, 2001 .........        825       825
                                                            -----------------
   Total................................................    $ 1,250   $ 1,250
                                                            =================


     The MCDs bear interest at a rate of 1/2% below the reference rate of a correspondent bank (8.00% at March 31, 1997). The interest is payable quarterly on March 31, June 30, September 30, and December 31. The MCDs are held by directors and former directors of FSCM or members of their immediate families. Subject to a ninety day notice and obtaining any regulatory approvals or legal opinions necessary, the MCDs are convertible at any time prior to the extended conversion date at the option of the holders into a number of shares of FSCM's Common Stock determined by dividing the principal amount of the MCDs by a purchase price equal to $25 per share, as adjusted for any stock splits, stock dividends or other similar occurrences. The MCDs are subordinate to all senior indebtedness of FSCM and $750 of the MCDs are subordinate to the 8.00% Notes.

(10) Income Taxes

     Income taxes for the fiscal years ended March 31, 1997, 1996 and 1995 are summarized as follows:

                                            Federal         State
                                            ----------------------
            1997:
               Current ..............       $ 2,670        $   160
               Deferred .............          (365)            --
                                            ----------------------
               Total ................       $ 2,305        $   160
                                            ======================
            1996:
               Current...............       $ 2,088        $    56
               Deferred .............          (376)            --
                                            ----------------------
               Total ................       $ 1,712        $    56
                                            ======================
            1995:
               Current ..............       $ 1,622        $     3
               Deferred .............          (109)            --
                                            ----------------------
               Total ................       $ 1,513        $     3
                                            ======================

Income  taxes  totaled  $2,465 for 1997,  $1,768  for 1996,  and $1,516 for 1995
resulting in effective tax rates of 36.67%, 33.23%, and 33.07%, respectively. The actual income taxes differ from the "expected" amounts (computed by applying the U.S. federal corporate income tax rate of 35% for the years 1997, 1996 and 1995, to income before income taxes) for such years as follows:

                                              1997       1996     1995
                                            ----------------------------

Computed "expected" amounts .............   $ 2,353    $ 1,862   $ 1,604
Increase (decrease) resulting from:
   Effect of graduated tax rate .........       (67)       (53)      (45)
   Tax exempt interest income ...........       (32)        (5)       (1)
   Life insurance policies ..............       (64)       (56)      (48)
   State taxes net of federal benefit ...       106         37         2
   Over (under) accrual of provision, net       169        (17)        4
                                            ----------------------------
      Total .............................   $ 2,465    $ 1,768   $ 1,516
                                            ============================


     The components of the net deferred income tax asset as of March 31, 1997 and 1996 are as follows:

                                                    1997     1996
                                                  -----------------

Allowance for possible loan and lease losses ..   $   900   $   567
Book depreciation in excess of tax depreciation       443       358
Post-retirement benefits ......................        46        46
Loan origination fees (costs), net ............       (86)       16
Bonuses .......................................        40        44
Deferred insurance fee income .................       276       212
Vacation accrual ..............................        80        65
Prepaid expense ...............................       (55)      (55)
Net unrealized loss on available-for-sale
   securities, net of taxes ...................       293       218
Investment securities .........................       (44)       (7)
Other .........................................         3        (8)
                                                  -----------------
      Total ...................................   $ 2,071   $ 1,456
                                                  =================

     FSCM had no valuation allowance for deferred tax assets as of March 31, 1997 or 1996. FSCM has a demonstrated record of profitability for the past ten years.

(11) Preferred Stock

     Class A Preferred Stock - Fifty thousand shares, stated value $100 per share, were issued December 30, 1992 for a total consideration of $5,000. The stock pays quarterly cumulative dividends at a 9.25% per annum rate on the first of March, June, September and December. The holders have no voting rights except if the payment of dividends falls in arrears in an aggregate amount at least equal to the full accrued dividends for six quarterly dividend periods, in which case they will have the right to elect two representatives to the Board of Directors of FSCM and shall continue to have such right until all dividends in arrears have been paid or declared and set apart for payment. FSCM may redeem any or all of the stock, upon a thirty day notice, for the stated value plus any accrued and unpaid dividends at the redemption date. If the stock is still outstanding at December 1, 2002, holders of the stock have the option to convert the stock into FSCM's Common Stock according to a defined formula. Had all shares of Class A Preferred Stock converted at March 31, 1997, an additional 61,365 shares of FSCM's Common Stock would have been outstanding. See Note 20.

     Class B Preferred Stock - Holders of the one thousand shares of $500 stated value per share stock issued November 17, 1986 have no voting rights. Noncumulative dividends are based on a rate equal to 1% per annum in excess of the interest rates charged by a New York money center bank to its most preferred customers. The shares may be redeemed at stated value plus unpaid dividends by FSCM in whole or in part at any time. Holders have an option, subject to a ninety day notice and obtaining any regulatory approvals or legal opinions necessary, to convert the shares into a total of 11,111 shares of FSCM Common Stock. The Class B Preferred Stock is owned by certain directors of FSCM.

     Class C Preferred Stock - Twenty-four hundred shares of $425 stated value per share were issued September 10, 1992 for total consideration of $1,020 to certain directors of FSCM. The nonvoting, convertible stock pays quarterly cumulative dividends at an 8.50% per annum rate on the last day of March, June, September and December and is nonredeemable by FSCM. The Class C Preferred Stock is convertible, subject to a ninety day notice and obtaining any regulatory approvals or legal opinions necessary, into a total of 24,000 shares of FSCM's Common Stock at the option of the holders.

     Class D Preferred Stock - In June 1992, FSCM designated 250 shares with a stated value of $5,000 per share for the potential conversion of the MCDs. No agreement has ever been entered into authorizing conversion of the MCDs into shares of the Class D Preferred Stock.

     Class E Preferred Stock - In June 1986, FSCM designated 20,000 shares with a stated value of $30 per share. The stock paid cumulative dividends at a 9% per annum rate on a semiannual basis. A total of 17,134 shares were issued. In December 1992, FSCM redeemed the entire issue.

     All classes of Preferred Stock have priority over Common Stock with respect to dividends, liquidation and redemption rights. Priority amongst the classes of Preferred Stock are in the following order, from highest to lowest: Class A, Class D, Class B, Class E, Class C.

(12) Treasury Stock and Stock Option Plan

     In March 1997 and 1996 and December 1994, FSCM sold 1,000, 1,500 and 1,500 shares, respectively, of Common Stock from treasury to the 401(k) defined contribution retirement plan sponsored by TRIB. The sale prices of $85.00, $67.50 and $56.68 for the respective dates were based on independent stock appraisals' per share fair market value for transactions involving small stock block sizes. Further, in January 1997, 100 shares Common Stock were sold from treasury to a newly appointed Director in order to comply with regulatory requirements.

(13) Employee Benefit Plans

     The 1996 Combined Incentive and Nonstatutory Stock Option Plan ("Plan") was adopted by FSCM's Board of Directors on July 25, 1996 and ratified by its stockholders at the Annual Meeting on August 22, 1996. The Plan provides for the grant of options to acquire up to 20,000 shares of FSCM's Common Stock based on terms to be determined by FSCM's Board of Directors or an appointed committee. As of March 31, 1997 no options had been granted under the Plan.

     An employee savings plan covers substantially all employees of FSCM and its subsidiary, TRIB. Under the plan, contributions of up to 2% of the participants' wages are made by the respective subsidiaries. Plan costs, which are charged to other expenses, were $92, $41 and $40 for the years ended March 31, 1997, 1996, and 1995, respectively.

     FSCM provides certain health care and life insurance benefits for eligible retired employees. In order to qualify for the benefits, a full-time employee must, at retirement, be at least 55 years old and have completed a minimum of ten years of service. The benefits consist of up to a sixty dollars per month contribution by FSCM towards medical premium costs (up to seventy-five dollars per month for existing retirees) and the payment of life insurance premiums for coverage in the amount of two times the employee's salary at retirement. The life insurance coverage is reduced for each year of retirement. FSCM has the right to modify or terminate these benefits. Accrued post retirement benefit liabilities included in other liabilities as of March 31, 1997 and 1996 equaled $135. Net periodic post retirement benefit expense/(credits) for the fiscal years ended March 31, 1997, 1996 and 1995 were $12, $(20), and $(18), respectively.

(14) Commitments and Contingencies

     Financial Instruments with Off-Balance-Sheet Risk: In the normal course of business, FSCM is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. FSCM's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, and to potential credit loss associated with letters of credit issued, is represented by the contractual amount of those instruments. FSCM uses the same credit policies in making commitments and conditional obligations as it does for loan and other such on-balance-sheet instruments. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and/or equipment.

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

     As of March 31, 1997, FSCM had $4,662 of irrevocable letters of credit outstanding and had commitments to lend of approximately $40,978. No material losses are anticipated by management as a result of such transactions.

     Concentrations of Credit Risk: The majority of the loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within FSCM's market area and the customers' ability to repay the credit is influenced by the economic conditions of the area. Outstanding letters of credit were granted primarily to commercial borrowers. See Note 4.

     Contingencies: In the normal course of business, FSCM is involved in various legal proceedings. In the opinion of management, any liabilities resulting from such proceedings would not have a material adverse effect on the accompanying financial statements.

(15) Dividends and Regulatory Capital and Ratios

     In addition to the restriction on the payment of dividends by FSCM discussed in Note 8, the ability of FSCM to pay dividends to its stockholders is dependent upon the ability of TRIB to pay dividends to FSCM since FSCM has no other significant source of income. TRIB is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation under federal law and regulations, which limit the amount of dividends TRIB may pay to FSCM. The amount of dividends TRIB could pay FSCM as of March 31, 1997, without prior regulatory approval, which is limited by statute to the sum of net profits for the current year plus retained net profits of the preceding two years, was $7,356.

     Federal banking regulators (including the Federal Reserve Board which regulates FSCM), have established, and monitor compliance with, capital adequacy guidelines. These guidelines include the Tier 1 and total capital ratios which compare adjusted capital to that of risk weighted assets. Additionally, the leverage ratio is used to compare Tier 1 capital to total adjusted average assets. A 3% minimum leverage ratio was established for institutions without any supervisory, financial or operational weaknesses or deficiencies. Most banking organizations, including FSCM and TRIB, are expected to maintain a leverage ratio of 100 to 200 basis points above this minimum depending on their financial condition. The capital guidelines established three primary measurement categories into which institutions are grouped; well-capitalized, adequately-capitalized and less-than-adequately-capitalized. Classification of a bank in a less-than-adequately-capitalized category can result in certain mandatory and possibly additional discretionary actions by regulators that could have a material effect on a financial institution's operations. As of March 31, 1997, FSCM and TRIB were categorized as well-capitalized and met all capital adequacy requirements. There are no conditions or events subsequent to March 31, 1997 that management believes have changed FSCM's or TRIB's status. The tables below set forth FSCM's and TRIB's regulatory capital ratios as compared to the standards as of March 31, 1997 and 1996.

     Financial Services Corporation of the Midwest:

                                                                                  Minimum Capital Required
                                                                                    To Be Categorized As:
                                                                             ------------------------------------
                                                                               Adequately             Well
                                                             Actual            Capitalized         Capitalized
                                                        ----------------     ---------------     ----------------
                                                         Amount    Ratio     Amount    Ratio      Amount   Ratio
                                                        ---------------------------------------------------------
             As of March 31, 1997:
                 Total  Capital (to Risk
                   Weighted Assets) .................   $42,840    13.50%    $25,381   8.00%     $31,726   10.00%
                 Tier I Capital (to Risk
                   Weighted Assets)  ................    27,606     8.70      12,690   4.00       19,035    6.00
                 Tier I Capital (to Average
                   Assets) ..........................    26,606     6.79      16,258   4.00       20,322    5.00
             As of March 31, 1996:
                 Total  Capital (to Risk
                   Weighted Assets) .................   $31,956    11.66%  $21,918     8.00%     $27,398   10.00%
                 Tier I Capital (to Risk
                   Weighted Assets)  ................    24,569     8.97    10,959     4.00       16,439    6.00
                 Tier I Capital (to Average
                   Assets) ..........................    24,569     6.83    14,379     4.00       17,974    5.00

          THE Rock Island Bank, N.A.:

             As of March 31, 1997:
                 Total  Capital (to Risk
                   Weighted Assets)..................   $39,795    12.65%  $25,166     8.00%     $31,458   10.00%
                 Tier I Capital (to Risk
                 Weighted Assets) ...................    35,844    11.39    12,583     4.00       18,875    6.00
                 Tier I Capital (to Average
                   Assets) ..........................    35,844     8.85    16,196     4.00       20,245    5.00
             As of March 31, 1996:
                 Total  Capital (to Risk
                   Weighted Assets)..................   $32,378    11.82%   21,918     8.00%     $27,397   10.00%
                 Tier I Capital (to Risk
                   Weighted Assets) .................    28,941    10.56    10,959     4.00       16,438    6.00
                 Tier I Capital (to Average
                   Assets)...........................    28,941     8.05    14,378     4.00       17,972    5.00

(16) Supplemental Disclosures of Cash Flow and Other Information

     Cash paid during the fiscal years ended March 31, 1997, 1996 and 1995 for:

                                        1997        1996      1995
                                      -----------------------------

Interest .....................        $17,563     $15,213   $10,001
Income taxes .................          2,656       1,855     1,885

     During fiscal 1996 investment securities totaling $34,999 were reclassified from held-to-maturity to available-for-sale. See Note 1(b). Loans totaling $7,746 were reclassified from portfolio to held-for-sale during fiscal 1997.

     The  consolidated   statements  of  cash  flows  excludes  certain  noncash
     transactions that had no significant effects on the investing or financing activities of FSCM.

(17) Fair Value of Financial Instruments

     The following information as of March 31, 1997 and 1996 was provided in compliance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." Quoted market prices, when available, were used as the measure of fair value. When quoted market prices were not available, fair values were based on discounted cash flow valuation techniques. These derived fair values, which were founded on assumptions relative to the timing of future cash flows and the discount rates, are inherently subjective in nature and involve matters of judgment. It is FSCM's intent to hold most of its financial instruments to maturity and therefore the fair values reflected below will probably not be realized. Because of the assumptions on which the fair market value information are based, FSCM's fair value information is not necessarily comparable to that of another financial institution. The fair value of commitments is not considered material and therefore is not disclosed. The aggregate fair value amounts presented should in no way be construed to represent management's estimation of the underlying value of FSCM as of March 31, 1997 or 1996.

                                                             1997                 1996
                                                    --------------------   ------------------
                                                     Carrying      Fair    Carrying    Fair
                                                       Value       Value     Value     Value
                                                    -----------------------------------------
Financial Assets:
   Cash and due from banks ......................   $  16,306    $ 16,306  $ 14,423  $ 14,423
   Interest-bearing deposits with other financial
      institutions ..............................         131         131     4,861     4,861
   Federal funds sold ...........................         800         800    11,900    11,900
      Held-to-maturity ..........................      39,805       9,502    29,115    29,072
      Available-for-sale ........................      82,475      82,475    61,308    61,308
   Loans and leases, net ........................     291,028     290,654   251,502   252,585
   Accrued interest receivable ..................       2,969       2,969     2,653     2,653

Financial Liabilities:
   Deposits:
      Demand ....................................      36,785      36,785    36,286    36,286
      N.O.W. accounts ...........................      23,575      23,575    24,420    24,420
      Savings ...................................      37,777      37,777    41,814    41,814
      Insured money market ......................      38,862      38,862     8,638     8,638
      Other time ................................     224,892     224,834   190,660   192,030
   Securities sold under agreements to repurchase      38,154      38,104    48,846    48,805
   Other short-term borrowings ..................       1,500       1,500     1,500     1,500
   Notes payable ................................      10,000      10,000     4,500     4,410
   Mandatory convertible debentures .............       1,250       1,250     1,250     1,250
   Accrued interest payable .....................       2,937       2,937     2,862     2,862

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

(18) Earnings Per Common Share Data

     The following information was used in the computation of earnings per common share on both a primary and fully diluted basis for the fiscal years ended March 31, 1997, 1996, and 1995:


                                               1997      1996     1995
                                             ---------------------------

Net income ...............................   $ 4,257   $ 3,553   $ 3,068
Accrued preferred dividends ..............     (596)      (598)     (594)
                                             ---------------------------
   Primary earnings ......................     3,661     2,955     2,474
MCDs interest expense, net of tax ........        64        68        61
Accrued convertible preferred dividends ..       596       598       594
                                             ---------------------------
   Fully diluted earnings ................   $ 4,321   $ 3,621   $ 3,129
                                             ---------------------------
Weighted average common shares outstanding   176,644   175,123   174,079
Weighted average common shares
   issuable upon conversion of:
   MCDs ..................................   50,000     50,000    50,000
   Class A Preferred Stock ...............   66,082     75,093    84,606
   Class B Preferred Stock ...............   11,111     11,111    11,111
   Class C Preferred Stock ...............   24,000     24,000    24,000
                                            ----------------------------
Weighted average common and contingently
  issuable common shares outstanding .....  327,837    335,327   343,796
                                            ============================

No conversions occurred during the years presented.


(19) Parent Company Only Financial Information

     Condensed financial information for FSCM was as follows:

             Balance Sheets
             March 31,                                      1997            1996
             -------------------------------------------------------------------

 Assets
 Cash and short-term investments .......................   $    734    $  1,546
 Investment securities, available-for-sale
    (amortized cost $1,179) ............................      1,401        --
 Loans..................................................      1,453        --
 Investment in TRIB ....................................     35,129      28,519
 Due from TRIB .........................................         35          46
 Other assets ..........................................        511         149
                                                           --------    --------
 Total..................................................   $ 39,263    $ 30,260
                                                           --------    --------
 Liabilities and Stockholders' Equity
 Liabilities:
    Accounts payable and accrued liabilities ...........   $    469    $    223
    Notes payable ......................................     10,000       4,500
    Mandatory convertible debentures ...................      1,250       1,250
                                                           --------    --------
          Total liabilities ............................     11,719       5,973
                                                           --------    --------
Stockholders' equity:
      Preferred Stock ..................................      6,520       6,520
      Common Stock .....................................        170         170
      Capital surplus ..................................      2,634       2,574
      Net unrealized loss on available-for-sale
         securities, net of taxes ......................       (568)       (422)
      Retained earnings ................................     24,002      20,694
      Treasury Stock ...................................     (5,214)     (5,249)
                                                           --------    --------
            Total stockholders' equity .................     27,544      24,287
                                                           --------    --------
            Total ......................................   $ 39,263    $ 30,260
                                                           ========    ========


      Statements of Income
      Years Ended March 31,                                                 1997       1996     1995
      ------------------------------------------------------------------------------------------------
      Operating revenue:
         Dividends received from TRIB................................     $  2,063   $ 1,813   $ 1,562
        Interest income:
          Interest on loans..........................................          112       ---       ---
          Interest on investment securities..........................           15       ---       ---
        Other income.................................................           21        44        45
                                                                          ----------------------------
               Total operating revenue...............................        2,211     1,857     1,607
                                                                          ----------------------------
      Operating expenses:
         Professional fees...........................................          209       192       206
         Other operating expenses....................................          354       252       248
         Interest expense:
         Interest on short-term borrowings...........................           24       ---       ---
          Interest on notes payable..................................          543       411       425
          Interest on mandatory convertible debentures...............           97       103        92
                                                                           ---------------------------
               Total operating expenses..............................        1,227       958       971
                                                                           ---------------------------
               Net operating  income.................................          984       899       636
      Equity in undistributed earnings of TRIB.......................        2,903     2,335     2,118
                                                                           ---------------------------
        Income before income tax benefit ............................        3,887     3,234     2,754
      Income tax benefit.............................................          370       319       314
                                                                           ---------------------------
      Net income.....................................................      $  4,257  $ 3,553   $ 3,068
                                                                           ===========================


Statements of Cash Flows
Years Ended March 31,                                       1997       1996      1995
---------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
Net income............................................    $ 4,257    $ 3,553   $ 3,068
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization ......................      164          53        53
    Equity in undistributed earnings of subsidiaries ...   (2,903)     (2,335)   (2,118)
    (Increase) decrease in other assets ................     (515)        183      (146)
    Increase (decrease) in other liabilities ...........      171        (171)      118
                                                           ----------------------------
Net cash provided by operating activities ..............    1,174       1,283       975
                                                           ----------------------------
Cash Flows From Investing Activities:
Purchase of investment securities available-for-sale ...   (1,179)        ---       ---
Net increase in loans ..................................   (1,453)        ---       ---
Investment in TRIB .....................................   (4,000)        ---       ---
                                                           ----------------------------
Net cash used in investing activities ..................   (6,632)        ---       ---
                                                           ----------------------------
Cash Flows From Financing Activities:
Proceeds from notes payable ............................   10,000         ---       ---
Payments on notes payable ..............................   (4,500)       (500)      ---
Cash dividends paid ....................................     (949)       (906)     (859)
Sale of Treasury Stock .................................       95         101        85
                                                          -----------------------------
Net cash provided by (used in) financing activities ....   4,646       (1,305)     (774)
                                                          -----------------------------
Net increase (decrease) in cash and cash equivalents ...   (812)          (22)      201
Cash and cash equivalents at the beginning of the year .   1,546        1,568     1,367
                                                          -----------------------------
Cash and cash equivalents at the end of the year .......  $  734      $ 1,546     1,568
                                                          =============================


(20) Subsequent Events

     In May 1997, FSCM extended a tender offer to all shareholders of Common Stock. Under the terms of the offer, shareholders were asked to tender their shares of Common Stock of FSCM in exchange for $90.00 cash per share. Based on preliminary data, management anticipates that less than 3,000 shares will be tendered and that cash on hand will be used to fund the offer and associated expenses. In June 1997, FSCM informed the shareholders of its $5,000, 9.25% Class A Cumulative Convertible Preferred Stock ("Preferred Stock") that effective as of July 10, 1997, their shares will be called at a $100 per share redemption price as provided in the terms of the Preferred Stock Funding for the retirement of the Preferred Stock will be through the issuance of $5,000 of new 9.25% Class A Cumulative Convertible Preferred Stock ("New Preferred Stock"). Each share of the New Preferred Stock has a stated value of $1,000 per share and is immediately convertible, at the option of the holder, into 8-1/3 shares of Common Stock. All of the new Preferred Stock will be issued to principal shareholders of FSCM who are also executive officers and directors of FSCM and TRIB.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

Part III

Item 10. Directors and  Executive Officers of the Registrant

         (a)      Executive Officers and Directors

                  The executive officers and directors of FSCM and TRIB as of May 31, 1997 are as follows:


         Name                       Age     Title
         ----------------------------------------------------------------------------------------------------------------------
         Douglas M. Kratz           46      Chairman of the Board, Chief Executive Officer and Chief Financial Officer of FSCM;
                                            Vice Chairman of the Board of TRIB

         Perry B. Hansen            49      President and Director of FSCM; Chairman of the Board and Chief Executive Officer
                                            of TRIB

         John T. Kustes             46      Treasurer and Director of FSCM; Senior Vice President, Senior Operations Officer,
                                            Assistant Secretary and Director of TRIB

         Francis P. McCarthy        47      Director of FSCM; Director of TRIB

         Jean M. Hanson             39      Controller of FSCM; Vice President and Controller of TRIB

         Richard J. Carlson         45      President, Chief Operating Officer and Director of TRIB

         Donald P. Ackerman         63      Executive Vice President, Senior Lending Officer and Commercial Loan Manager of
                                            TRIB

         J. Bryant Goodall          44      Vice President and Senior Trust Officer of TRIB


Douglas M. Kratz has been President, Chief Executive Officer, Chief Financial Officer, Secretary, and a Director of FSCM and a Director of TRIB since 1985, and was appointed Vice Chairman of the Board of TRIB in 1993. In January 1997, Mr. Kratz was appointed Chairman of the Board of FSCM and relinquished his positions as President and Secretary. Mr. Kratz is also an officer of Richey Corporation, Bettendorf, Iowa, a consulting firm which provides services to various financial institutions and non-banking industries, including FSCM. See "Item 13 Certain Relationships and Related Transactions."

Perry B. Hansen has been President, Chief Executive Officer, Secretary, and a Director of TRIB and a Director of FSCM since 1985. In January 1997, Mr. Hansen was appointed Chairman of the Board of TRIB and President of FSCM and relinquished his positions as President and Secretary.

John T. Kustes is Senior Vice President and Senior Operations Officer of TRIB and has held positions in TRIB's operations department in excess of the past five years and has been a Director of FSCM and TRIB since March 1991. Mr. Kustes has been an officer of FSCM since 1986 and currently serves as FSCM's Treasurer.

Francis P. McCarthy was elected to the Boards of Directors of TRIB and FSCM in November 1996 and January 1997, respectively. Mr. McCarthy has been the Executive President of Linwood Mining & Minerals Corporation in excess of five years. Additionally, Mr. McCarthy holds executive positions with Midwest Metals, Superior Minerals, Monday Leasing, Northern Marine Corporation and McCarthy-Bush Corporation.

Jean M. Hanson has been the Controller of FSCM and TRIB since December 1984 and Vice President at TRIB since August 1995.

Richard J. Carlson joined TRIB as Senior Vice President - Loans in January 1994 and was appointed Chief Operating Officer and Senior Lending Officer in March 1995. Mr. Carlson was appointed President and elected to the Board of Directors of TRIB in February 1997. Until his employment with TRIB, Mr. Carlson had been employed as Vice President for Firstar Bank Cedar Rapids, N.A., Cedar Rapids, Iowa, since February 1992. Mr. Carlson's previous work experience also includes serving as President of Security Savings Bank, Eagle Grove, Iowa, from November 1991 through February 1992.

Donald P. Ackerman was Senior Vice President of TRIB from February 1992 until March 1995 when he was appointed Executive Vice President and Commercial Loan Manager. In January 1997, Mr. Ackerman was appointed Executive Vice President, Senior Lending Officer and Commercial Loan Manager.

J. Bryant Goodall has served as Vice President of TRIB's trust department since November 1984. In February 1996 he was also appointed Senior Trust Officer.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

As required by rules adopted by the Securities and Exchange Commission ("SEC") under Section 16(a) of the Securities Exchange Act of 1934, FSCM's directors and executive officers are required to file with the SEC reports regarding their ownership of FSCM's capital stock and any subsequent changes in such ownership. FSCM believes that during fiscal 1997, all of these filing requirements were satisfied.

Item 11.  Executive Compensation

The following table shows for the fiscal years ended March 31, 1997, 1996 and 1995 the compensation awarded to, paid to or earned by FSCM's Chief Executive Officer and to the four most highly-compensated executive officers of FSCM whose salary and bonus exceeded $100,000 in fiscal 1997:

         (b)      Summary Compensation Table

                                                                              Fiscal         Annual Compensation          All Other
Director or Executive Officer                                                  Year         Salary         Bonus     Compensation1

Douglas M. Kratz                                                                1997        $     ---    $    ---         $ 18,375
Chairman of the Board, Chief Executive Officer, Chief Financial Officer         1996              ---         ---           21,575
of FSCM and Vice Chairman of the Board of TRIB                                  1995              ---         ---           22,288

Perry B. Hansen                                                                 1997        $ 189,758    $ 46,865         $ 18,375
President of FSCM, Chairman of the Board and Chief Executive Officer            1996          182,706      66,000           21,575
of TRIB                                                                         1995          176,526      21,888           21,125

John T. Kustes                                                                  1997        $  77,939    $ 11,588         $ 18,375
Treasurer and Director of FSCM and Senior Vice President, Senior                1996           75,507      16,380           21,575
Operations Officer, Assistant Secretary and Director of TRIB                    1995           72,766       5,408           21,738

Richard J. Carlson                                                              1997        $ 112,746    $ 21,630         $  9,525
President, Chief Operating Officer and Director of TRIB                         1996          100,227      28,500           10,900
                                                                                1995           85,965       6,180           11,750

Donald P. Ackerman                                                              1997        $ 108,298    $ 14,958         $  7,925
Executive Vice President, Senior Lending Officer and Commercial                 1996           97,721      14,140           10,900
Loan Manager of TRIB                                                            1995           94,091       4,532           11,750

1 Consists of compensation received from participation in director and committee meetings.


         (f)      Compensation of Directors

                  Directors receive fees of $350 per FSCM Board of Directors' meeting and $600 per TRIB Board of Directors' meeting, regardless of attendance. Members of TRIB's Loan and Trust Committees receive $50 per hour for attended meetings of these Committees. During the fiscal year ended March 31, 1997, Benjamin D. Farrar, Jr. received cash compensation and bonus of $18,540 and $6,180, respectively, for the performance of administrative responsibilities relating to his former position as Chairman of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of May 31, 1997 regarding the beneficial ownership of FSCM's Common Stock and includes information regarding FSCM's other classes of equity securities by each person who is known by FSCM to beneficially own more than 5% of FSCM's Common Stock, by each of FSCM's Directors, by each person named in the Summary Compensation Table and by all Directors and executive officers as a group.



                                                                     Number of Shares of Common        Percent of Outstanding
Name and Address of Beneficial Owner                                 Stock Beneficially Owned(1)(2)    Shares  of  Common Stock(2)
----------------------------------------------------------------------------------------------------------------------------------
Douglas M. Kratz (9)                                                             67,319  (3)                    32.1% (4)
224 - 18th Street, Suite 202
Rock Island, IL 61201-8719

Perry B. Hansen (9)                                                              67,189  (4)                    32.1% (3)
224 - 18th Street, Suite 202
Rock Island, IL 61201-8719

Benjamin D. Farrar, Jr.                                                          21,689  (5)                    10.9% (5)
224 - 18th Street, Suite 202
Rock Island, IL 61201-8719

Marshall & Ilsley Corporation                                                    20,211                         11.4%
770 North Water Street
Milwaukee, WI 53202

Ira J. and Donna L. Weindruch                                                    20,000  (6)                    10.2% (6)
151-  35th Avenue
Rock Island, IL 61201-6133

John T. Kustes                                                                    1,670  (7)                     *
224 - 18th Street, Suite 202
Rock Island, IL 61201-8719

Francis P. McCarthy                                                                 236                          *
224 - 18th Street, Suite 202
Rock Island, IL 61201-8719

Richard J. Carlson                                                                  100                          *
224 - 18th Street, Suite 202
Rock Island, IL 61201-8719

Donald P. Ackerman                                                                    0                          *
224 - 18th Street, Suite 202
Rock Island, IL 61201-8719

All executive officers and directors                                            138,042  (8)                    57.3% (2)
    as a group (8 persons)

*     Less than one percent (1%).

(1) Unless otherwise indicated, each person or group has sole voting and investment power with respect to all outstanding shares.

(2) The amount of shares beneficially owned and the percentage calculation for each individual includes all shares of Common Stock that each such individual may obtain upon the conversion of mandatory convertible debentures issued by FSCM ("MCDs") or other classes of FSCM's Preferred Stock presently outstanding. The percentage calculation for each individual is based upon 177,711 shares of Common Stock outstanding at May 31, 1997, plus all shares of Common Stock that each such individual may obtain upon the conversion of MCDs or other classes of Preferred Stock presently outstanding.

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


(4) Includes 10,000 shares of Common Stock into which $250,000 in principal amount of MCDs owned by Mr. Hansen are convertible; 10,000 shares of Common Stock which may be acquired upon conversion of MCDs in the principal amount of $250,000 now owned by Mr. Ira J. Weindruch and Mrs. Donna Weindruch (Mr. Weindruch's spouse) as shown in this table but which are purchasable by Mr. Hansen upon exercise of an option owned by him; 3,700 shares of Common Stock into which 333 shares of Class B Preferred Stock owned by Mr. Hansen are convertible; 8,000 shares of Common Stock into which 800 shares of Class C Preferred Stock owned by Mr. Hansen are convertible; 3,889 shares held under TRIB's 401(k) plan on behalf of Mr. Hansen; and 499 shares held by Smith Barney on behalf of Mr. Hansen as part of his individual retirement plan. The acquisition of certain amounts of Common Stock upon conversion of the Class B or Class C Preferred Stock or the MCDs would require prior approval by the Federal Reserve Board if such acquisition constituted a change in control under the Holding Company Act.

(5) Includes 10,000 shares of Common Stock into which $250,000 in principal amount of MCDs owned by Mr. Farrar are convertible; 3,689 shares of Common Stock into which 332 shares of Class B Preferred Stock owned by Mr. Farrar are convertible; also includes 22 shares of Common Stock into which 2 shares of Class B Preferred Stock owned by Mrs. Patricia Farrar are convertible; and 8,000 shares of Common Stock into which 800 shares of Class C Preferred Stock owned by Mr. Farrar are convertible. In addition, Mr. Farrar's family members own 12,284 shares of Common Stock, the beneficial ownership of which is disclaimed by Mr. Farrar.

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

(7) Includes 1,520 shares of Common Stock held under TRIB's 401(k) plan on behalf of Mr. Kustes.

(8) Consists of the shares of Common Stock described in the above table and in Footnotes 3, 4, 5, and 7 (including shares that may be acquired upon the conversion of MCDs or Preferred Stock) and an additional 1,550 shares held under TRIB's 401(k) plan on behalf of Mrs. Hanson.

(9) In June 1997, FSCM informed the shareholders of its $5,000,000, 9.25% Class A Cumulative Convertible Preferred Stock ("Preferred Stock") that effective as of July 10, 1997, their shares will be called at a $100 per share redemption price as provided in the terms of the Preferred Stock. Funding for the retirement of the Preferred Stock will be through the issuance of $5,000,000 of new 9.25% Class A Cumulative Convertible Preferred Stock ("New Preferred Stock"). Each share of the New Preferred Stock has a stated value of $1,000 per share and is immediately convertible, at the option of the holder, into 8-1/3 shares of Common Stock. All of the New Preferred Stock will be issued to principal shareholders of FSCM who are also executive officers and directors of FSCM and TRIB.

Item 13.  Certain Relationships and Related Transactions.

Richey Corporation ("Richey") provides various services to FSCM and TRIB, including services related to strategic planning, regulatory matters, accounting, auditing, income taxes, and loan administration, pursuant to a Services Agreement by and between Richey and FSCM dated March 23, 1995. Mr. Douglas M. Kratz, Chairman of the Board and Chief Executive Officer of FSCM and Vice Chairman of the Board of TRIB, is the Secretary and Treasurer of Richey. During the fiscal year ended March 31, 1997, Richey received $193,318 under this Agreement, plus a bonus of $45,088. During fiscal 1996, Richey received $179,889 under the Agreement, plus a bonus of $63,750.

Messrs. Douglas M. Kratz, Perry B. Hansen, and Benjamin D. Farrar, Jr. together own MCDs in the total aggregate principal amount of $750,000. Pursuant to a Subordination Agreement by and among Messrs. Kratz, Hansen and Farrar, they have agreed to subordinate the payment of such MCDs to the payment of the 1996 Notes.

FSCM and TRIB obtain a portion of their insurance through Ben Farrar & Company, Inc. This agency is owned by Messrs. Benjamin D. Farrar, III and Thomas A. Farrar, sons of Benjamin D. Farrar, Jr., the former Chairman of the Board of FSCM and TRIB. During the years ended March 31, 1997 and 1996, FSCM and TRIB paid to Ben Farrar & Company, Inc. insurance premiums of $11,168 and $79,804, respectively.

TRIB has had, and expects to have in the future, banking transactions in the ordinary course of business with executive officers and Directors of FSCM and TRIB or with an affiliate of such person. Such transactions have been and will be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not and will not involve more than normal risk of collectibility. The dollar amounts outstanding owed to FSCM of these loans made to all of the executive officers and Directors and their affiliates was $1,565,000 and $86,000 as of March 31, 1997 and 1996, respectively.

All future and ongoing transactions between FSCM and TRIB and their affiliates will be on terms no more favorable than could be obtained from unaffiliated parties and will be approved by a majority of the Directors of FSCM not interested in the transaction.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following exhibits are filed herewith or are incorporated herein by reference, as indicated in the description of each exhibit:

     (a)      Exhibits.

                  3.1 Certificate of Incorporation of FSCM in effect on the date hereof filed as Exhibit 3.1 to Form SB-2 dated November 6, 1992 which is incorporated herein by reference.

                  3.2   Bylaws  of FSCM in effect  on the date  hereof  filed as
                        Exhibit 3.2 to Form SB-2 dated November 6, 1992 which is incorporated herein by reference.

                  4.1 Form of Indenture for 1996 Notes filed as Exhibit 4.1 to Amendment No. 1 to Form S-2 dated November 7, 1996 which is incorporated herein by reference.

                  4.2 Specimen of 8.00% Notes Due 2006 filed as Exhibit 4.2 to Amendment No. 1 to Form S-2 dated November 7, 1996 which is incorporated herein by reference.

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

                  10.2 Continuity/Severance Agreement by and between TRIB and Richard J. Carlson dated December 22, 1995 and filed as
                        Exhibit 10.3 to Amendment No. 1 to Form S-2 dated November 7, 1996 which is incorporated herein by reference.

                  10.3 Letter from M&I Marshall & Ilsley Bank ("M&I Bank") to FSCM dated as of December 15, 1992 setting forth the terms of loans made by M&I Bank to FSCM filed as Exhibit
                        10.1 to Form 10-QSB for the quarter ended June 30, 1993 which is incorporated herein by reference.

                  10.4 Revolving Business Note executed by FSCM in favor of M&I Bank in the original principal amount of $10,000,000 dated as of July 31, 1996 filed as Exhibit 10.2 to Amendment No. 1 to Form S-2 dated November 7, 1996 which is incorporated herein by reference.

                  10.5 Amendment, dated as of July 27, 1996, to Letter Agreement dated as of December 15, 1992 by and between FSCM and M&I Bank filed as Exhibit 10.4 to Amendment No. 1 to Form S-2 dated November 7, 1996 which is incorporated herein by reference.

                  10.6 Collateral Pledge Agreement executed by FSCM in favor of M&I Bank and Master Continuing Consent to Pledge dated March 29, 1991 filed as Exhibit 10.5 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

                  10.7 Summary of Material Terms of Directors' and Officers' Liability Policy covering the policy period from October 18, 1995 to October 18, 1997.

                  10.8 Data Processing Services Agreement by and between M&I Data Services, Inc. and FSCM dated October 1, 1994, including all addenda thereto filed as Exhibit 10.1 to Form 10-QSB on February 10, 1995 which is incorporated herein by reference.

                  10.9 1996 Combined Incentive and Statutory Stock Option Plan and Nonstatutory Stock Option Agreement.

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

                  10.30 Form  of  Subordination  Agreement  by and  among  FSCM,
                        Douglas M. Kratz, Perry B. Hansen and Benjamin D. Farrar, Jr. pursuant to which Messrs. Kratz, Hansen, and Farrar have agreed to subordinate the payment of $750,000 in principal amount of MCDs held by them to payment of the 1996 Notes filed as Exhibit 10.1 to Amendment No. 1 to Form S-2 dated November 7, 1996 which is incorporated herein by reference.

                  10.31 Tax Allocation  Agreement dated August 19, 1993 filed as
                        Exhibit 10.30 to Form 10-KSB for the fiscal year ended March 31, 1995 which is incorporated herein by reference.

                  10.32 THE  Rock  Island  Bank  Employee   Savings  Trust  Plan
                        Document for the 401(k) plan established April 1, 1986 filed as Exhibit 10.31 to Form 10-KSB for the fiscal year ended March 31, 1995 which is incorporated herein by reference.

                  10.33 Agreement  Regarding  Convertible  Securities  filed  as
                        Exhibit  10.1  to Form  10-QSB  for  the  quarter  ended
                        December 31, 1992 which is incorporated herein by reference.

                  21.   Subsidiary of the registrant as filed herein.

                  27.   Financial Data Schedule

                  99. Issuer Tender Offer Statement on Schedule 13E-4 relating to FSCM's tender offer for shares of its Common Stock as filed with the Securities and Exchange Commission on May 12, 1997 which is incorporated herein by reference.

(b)      Reports on Form 8-K:

         There were no exhibits or reports filed on Form 8-K filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                              FINANCIAL SERVICES CORPORATION
                                                              OF THE MIDWEST


Date              June 27, 1997                               By       /S/ Douglas M. Kratz
         --------------------------------------------                  ---------------------
                                                                       Douglas M. Kratz,
                                                                       Chairman, Chief Executive Officer, Chief
                                                                         Financial Officer and Director


Date              June 27, 1997                               By       /S/ Jean M. Hanson
         --------------------------------------------                  ------------------
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



Date              June 27, 1997                               By       /S/ Perry B. Hansen
         --------------------------------------------                  -------------------
                                                                       Perry B. Hansen,
                                                                       President and Director


Date              June 27, 1997                               By       /S/ John T. Kustes
         --------------------------------------------                  ------------------
                                                                       John T. Kustes,
                                                                       Treasurer and Director
