Form 10-Q
period 1997-06-30
FINANCIAL SERVICES CORPORATION OF THE MIDWEST
filed 1997-08-14
CIK 35838

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 1997

                         Commission File Number: 0-8673

                  Financial Services Corporation of the Midwest
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             36-2301786
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


224 - 18th Street, Suite 202, Rock Island, Illinois              61201-8737
---------------------------------------------------              ----------
     (Address of principal executive offices)                    (zip code)

                                 (309) 794-1120
                         -------------------------------
                         (Registrant's telephone number)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: Common Stock, $.50 Par Value, 175,405 Shares

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST


                                      INDEX



Part I -- Financial Information


                                                                        Page No.

        Item 1     Unaudited Financial Statements:


                   Consolidated Balance Sheets --
                     June 30, 1997 and March 31, 1997

                   Consolidated Statements of Income --
                     Three Months Ended June 30, 1997 and 1996

                   Consolidated Statements of Stockholders' Equity --
                     Three Months Ended June 30, 1997 and 1996

                   Consolidated Statements of Cash Flows --
                     Three Months Ended June 30, 1997 and 1996

                   Notes to Consolidated Financial Statements

        Item 2     Management's Discussion and Analysis of
                   the Financial Condition and Results of
                   Operations


Part II-- Other Information and Signatures

           FINANCIAL SERVICES CORPORATION OF THE MIDWEST

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                  (Unaudited)
                                                                                           ----------------------
                                                                                            June 30,   March 31,
                                                                                              1997        1996
                                                                                           ----------------------
ASSETS
Cash and due from banks ................................................................   $  23,833    $  16,306
Interest-bearing deposits with other financial institutions ............................          66          131
Investment securities:
    Held-to-maturity (approximate market value June 30, 1997-$38,435 and
        March 31, 1997-$39,502) ........................................................      38,492       39,805
    Available-for-sale (amortized cost June 30, 1997-$80,275 and
            March 31, 1997-$83,336) ....................................................      80,121       82,475
Federal funds sold .....................................................................       9,000          800

Loans and direct financing leases ......................................................     307,036      296,470
    Less:  Allowance for possible loan and lease losses ................................      (5,817)      (5,442)
                                                                                           ----------------------
        Total loans and leases, net ....................................................     301,219      291,028

Premises, furniture and equipment, net .................................................       5,370        5,496
Accrued interest receivable ............................................................       3,224        2,969
Other real estate, net .................................................................         169          594
Other assets ...........................................................................       5,754        6,065
                                                                                           ----------------------
        Total assets ...................................................................   $ 467,248    $ 445,669
                                                                                           ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
    Noninterest-bearing demand .........................................................   $  39,555    $  36,785
    Interest-bearing:
        N.O.W. accounts ................................................................      31,720       23,575
        Savings ........................................................................      39,135       37,777
        Insured money market ...........................................................      40,415       38,862
        Other time .....................................................................     245,341      224,892
                                                                                           ----------------------
        Total deposits .................................................................     396,166      361,891

Accounts payable and accrued liabilities ...............................................       6,508        5,330
Securities sold under agreements to repurchase .........................................      22,034       38,154
Other short-term borrowings ............................................................       2,000        1,500
Notes payable ..........................................................................      10,000       10,000
Mandatory convertible debentures .......................................................       1,250        1,250
                                                                                           ----------------------
        Total liabilities ..............................................................     437,958      418,125
                                                                                           ----------------------

Stockholders' equity:
Capital stock:
    Preferred, no par value; authorized, 100,000 shares:
        Class A Preferred Stock, stated value $100 per share; authorized, 50,000 shares;
           issued and outstanding:  50,000 shares ......................................       5,000       5,000
        Class B Preferred Stock, stated value $500 per share; authorized, 1,000 shares;
           issued and outstanding:  1,000 shares .......................................         500         500
        Class C Preferred Stock, stated value $425 per share; authorized, 2,400 shares;
           issued and outstanding:  2,400 shares .......................................       1,020       1,020
    Common, par value $.50 per share; authorized, 600,000 shares;
        issued:  340,662 shares; outstanding:  177,711 shares ..........................         170         170
Capital surplus ........................................................................       2,634       2,634
Net unrealized loss on available-for-sale securities, net of taxes .....................        (102)       (568)
Retained earnings ......................................................................      25,303      24,002
Treasury stock .........................................................................      (5,235)     (5,214)
                                                                                           ---------------------
           Total stockholders' equity ..................................................      29,290      27,544
                                                                                           ---------------------
        Total liabilities and stockholder's equity .....................................   $ 467,248   $ 445,669
                                                                                           =====================

See accompanying notes to consolidated financial statements.

FINANCIAL SERVICES CORPORATION OF THE MIDWEST

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

                                                                       (Unaudited)
                                                                  ----------------------
                                                                    Three Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                    1997         1996
                                                                 ----------------------
Interest income:
    Interest and fees on loans and leases ....................   $   7,407    $   6,585
    Interest on investment securities ........................       1,810        1,433
    Interest on federal funds sold ...........................         111           72
    Interest on interest-bearing deposits with other financial
            institutions .....................................           1           64
                                                                 ----------------------
        Total interest income ................................       9,329        8,154
                                                                 ----------------------
Interest expense:
    Interest on deposits .....................................       4,316        3,397
    Interest on securities sold under agreements to repurchase         329          625
    Interest on other short-term borrowings ..................          16           23
    Interest on notes payable ................................         200           95
    Interest on mandatory convertible debentures .............          25           24
                                                                 ----------------------
        Total interest expense ...............................       4,886        4,164
                                                                 ----------------------
        Net interest income ..................................       4,443        3,990
Provision for possible loan and lease losses .................         920          525
                                                                 ----------------------
        Net interest income after provision for possible loan
                   and lease losses ..........................       3,523        3,465
                                                                 ----------------------
Other income:
    Trust fees ...............................................         125          100
    Investment securities losses .............................         (47)        --
    Loan servicing fees ......................................         183          178
    Gain on sales of loans and leases ........................          97          112
    Service charges on deposit accounts ......................         288          274
    Insurance commissions ....................................         116           79
    Other ....................................................         310          132
                                                                 ----------------------
        Total other income ...................................       1,072          875
                                                                 ----------------------
Other expense:
    Salaries and employee benefits ...........................       1,288        1,594
    Occupancy, net ...........................................         203          205
    Insurance ................................................          36           28
    Equipment ................................................         277          238
    Data processing ..........................................         201          172
    Advertising ..............................................         128          121
    Other operating ..........................................         307          399
                                                                 ----------------------
        Total other expenses .................................       2,440        2,757
                                                                 ----------------------
        Income before income taxes ...........................       2,155        1,583
Income taxes .................................................         616          543
                                                                 ----------------------
Net income ...................................................   $   1,539    $   1,040
                                                                 ----------------------
Net income available for Common Stock ........................   $   1,309    $     891
                                                                 ======================

Earnings per common share:
    Primary ..................................................   $    7.82    $    5.04
                                                                 ======================
    Fully diluted ............................................   $    4.83    $    3.18
                                                                 ======================

Weighted average common shares outstanding ...................     177,711      176,611
                                                                 ======================
Weighted average common and contingently issuable
     common shares outstanding ...............................     322,089      332,176
                                                                 ======================

See accompanying notes to consolidated financial statements.

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                       Net
                                                                                                    Unrealized
                                                                                                     Loss On
Three Months Ended                                  Preferred Stock                                 Available-
Treasury                                    ---------------------------------   Common    Capital    For-Sale    Retained   Treasury
June 30, 1997 (Unaudited)                   Class A      Class B     Class C    Stock     Surplus   Securities1  Earnings    Stock
-----------------------------------------   -------     --------    ---------  --------   --------  -----------  --------   --------

Balance at March 31, 1997 ...............   $  5,000    $    500    $  1,020   $    170   $  2,634   $   (568)   $ 24,002   $(5,214)
Net income ..............................       --          --          --         --         --         --         1,539       --
Change in net unrealized loss on
   available-for-sale securities1 .......       --          --          --         --         --          466        --         --
Treasury stock offering costs ...........       --          --          --         --         --
                                                                                                         --          --         (21)
Cash dividends declared:
   Class A Preferred, $2.31 per share ...       --          --          --         --         --         --          (116)      --
   Class B Preferred, $11.84 per share ..       --          --          --         --         --         --           (12)      --
   Class C Preferred, $9.03 per share ...       --          --          --         --         --         --           (21)      --
   Common, $0.50 per share ..............       --          --          --         --         --         --           (89)      --
                                            ---------------------------------------------------------------------------------------
Balance at June 30, 1997 ................   $  5,000    $    500    $  1,020   $    170   $  2,634   $   (102)   $ 25,303   $(5,235)
                                            =======================================================================================

Three Months Ended
June 30, 1996 (Unaudited)
-----------------------------------------

Balance at March 31, 1996 ...............   $  5,000    $    500    $  1,020   $    170   $  2,574   $   (422)   $ 20,694   $(5,249)
Net income ..............................       --          --          --         --         --         --         1,040       --
Change in net unrealized loss on
   available-for-sale securities1 .......       --          --          --         --         --         (600)       --         --
Cash dividends declared:
   Class A Preferred, $2.31 per share ...       --          --          --         --         --         --          (116)      --
   Class B Preferred, $11.53 per share ..       --          --          --         --         --         --           (12)      --
   Class C Preferred, $9.03 per share ...       --          --          --         --         --         --           (21)      --
   Common, $0.50 per share ..............       --          --          --         --         --         --           (88)      --
                                            ---------------------------------------------------------------------------------------
Balance at June 30, 1996 ................   $  5,000    $    500    $  1,020   $    170   $  2,574   $ (1,022)   $ 21,497   $(5,249)
                                            =======================================================================================

1 Net of taxes

See accompanying notes to consolidated financial statements.

FINANCIAL SERVICES CORPORATION OF THE MIDWEST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                              (Unaudited)
                                                                                         --------------------
                                                                                          Three Months Ended
                                                                                                June 30,
                                                                                         --------------------
                                                                                           1997         1996
                                                                                         --------------------

Cash Flows From Operating Activities:
Net income ...........................................................................   $  1,539     $  1,040
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ....................................................        298         296
    Provision for possible loan and lease losses .....................................        920         525
    Loss on sale of investment securities available-for-sale .........................         47          --
    Investment amortization, net .....................................................         31          75
    Loans and leases originated for sale .............................................    (14,235)    (11,548)
    Proceeds from sales of loans and leases ..........................................     13,720      19,595
    Gain on sales of loans and leases ................................................        (97)       (112)
    Increase in interest receivable ..................................................       (255)       (607)
    Increase in interest payable .....................................................        428         717
    (Increase) decrease in other assets ..............................................         76        (156)
    Increase in other liabilities ....................................................        750         540
                                                                                         --------------------
Net cash provided by operating activities ............................................      3,222      10,365
                                                                                         --------------------
Cash Flows From Investing Activities:
Net (increase) decrease in federal funds sold ........................................     (8,200)      8,200
Net (increase) decrease in interest-bearing deposits with other financial institutions         65         (29)
Purchase of investment securities held-to-maturity ...................................       (175)     (5,375)
Proceeds from maturity or call of investment securities held-to-maturity .............      5,500          --
Purchase of investment securities available-for-sale .................................    (11,072)     (8,353)
Proceeds from maturity or call of investment securities available-for-sale ...........        567       2,585
Proceeds from sales of investment securities available-for-sale ......................      9,477          --
Net increase in loans and leases .....................................................    (10,499)     (9,005)
Purchase of premises, furniture and equipment ........................................       (179)       (146)
Other investing activities, net ......................................................        425         306
                                                                                         --------------------
Net cash used in investing activities ................................................    (14,091)    (11,817)
                                                                                         --------------------
Cash Flows From Financing Activities:
Net increase in deposits .............................................................     34,275       1,628
Net increase in short-term borrowings ................................................        500       1,000
Net decrease in securities sold under agreements to repurchase .......................    (16,120)     (1,883)
Treasury Stock offering costs ........................................................        (21)         --
Cash dividends paid on Preferred Stock ...............................................       (149)       (149)
Cash dividends paid on Common Stock ..................................................        (89)        (88)
                                                                                         --------------------
Net cash provided by financing activities ............................................     18,396         508
                                                                                         --------------------
Net increase (decrease) in cash and due from banks ...................................      7,527        (944)
Cash and due from banks at the beginning of the year .................................     16,306      14,423
                                                                                         --------------------
Cash and due from banks at the end of the period .....................................   $ 23,833    $ 13,479
                                                                                         ====================

See accompanying notes to consolidated financial statements.

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Interim Financial Statements - The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Financial Services Corporation of the Midwest's ("FSCM") Form 10-K for the fiscal year ended March 31, 1997, filed with the Securities and Exchange Commission. Forward-looking information contained in the Management's Discussion and Analysis section of this report is based on projections. Actual results may differ materially from such information.

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


2.   Supplemental Disclosures of Cash Flow Information - Cash paid for:

                                                          Three Months Ended
       (Dollars in Thousands)                                  June  30,
                                                       -------------------------
                                                        1997               1996
                                                       -------------------------

Interest .................................             $4,458             $3,447
Income taxes .............................               --                 --

3. Earnings Per Common Share Data - The following information was used in the computation of earnings per common share on both a primary and fully diluted basis for the respective three month periods.


                                                                  Three Months Ended
        (Dollars in Thousands)                                         June 30,
         ----------------------------------------------------   ----------------------
                                                                  1997         1996
                                                                ----------------------

Net income ..................................................   $   1,539    $   1,040
Accrued preferred dividends .................................        (149)        (149)
                                                                ----------------------

Primary earnings ............................................       1,390          891
Accrued convertible preferred dividends .....................         149          149
Mandatory convertible debentures interest expense, net of tax          16           16
                                                                ----------------------

Fully diluted earnings ......................................   $   1,555    $   1,056
                                                                ======================

Weighted average common shares outstanding1,3 ...............     177,711      176,611
Weighted average common shares issuable upon conversion of:
   Class A Preferred Stock2 .................................      59,267       70,454
   Class B Preferred Stock3 .................................      11,111       11,111
   Class C Preferred Stock3 .................................      24,000       24,000
   Mandatory convertible debentures3 ........................      50,000       50,000
                                                                ----------------------
      Weighted average common and contingently issuable
         common shares outstanding ..........................     322,089      332,176
                                                                ======================


1 FSCM extended a Common Stock tender offer in May 1997 that will terminate in August 1997. Based upon preliminary data, management anticipates that approximately 3,000 shares of Common Stock will be tendered. On July 1, 1997, FSCM granted options to acquire 800 shares of Common Stock at a price of $100 per share excercisable within the next eight years. These options are currently antidilutive and would have no impact on the numbers of weighted average common and contingently issuable common shares outstanding.

2 In July 1997, the Class A Cumulative Convertible Preferred Stock was reclassified to Class F Cumulative Convertible Preferred Stock and redeemed in its entirety. Funding for the redemption was provided through the private placement of $5,000 in new Class A Cumulative Convertible Preferred Stock ("Class A Preferred Stock"). The new Class A Preferred Stock is immediately convertible, at the option of the holders, into 41,666 shares of FSCM's Common Stock.

3 The Class B and C Preferred Stock and the mandatory convertible debentures ("MCDs") are convertible at the option of the holders. The holders of the Class B and C Preferred Stock and certain holders of the MCDs have consented to provide FSCM with a ninety day notice prior to the conversion of their securities and allow for the obtainment of any necessary regulatory approval or legal opinion. No MCDs or Preferred Stock were converted to common shares during the periods presented. However, holders of MCDs convertible into 20,000 shares of Common Stock have expressed interest in a possible Common Stock conversion to take place within the next fiscal quarter.

                 FINANCIAL SERVICES CORPORATION OF THE MIDWEST
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Business Development

In May 1997, FSCM extended a tender offer to all shareholders of Common Stock. Under the terms of the offer, shareholders were asked to tender their shares of Common Stock of FSCM in exchange for $90.00 cash per share. The offer will terminate on August 13. Based on preliminary data, management anticipates that approximately 3,000 shares will be tendered and that cash on hand will be used to fund the offer and associated expenses. In July 1997, FSCM reclassified the Class A Cumulative Convertible Preferred Stock to Class F Cumulative Convertible Preferred Stock ("Class F Preferred Stock"). On July 10, 1997, FSCM redeemed the $5 million 9.25% Class F Preferred Stock at a redemption price of $100 per share as provided in the terms of the Class F Preferred Stock. Funding for the retirement of the Class F Preferred Stock was provided through the issuance of $5 million of new 9.25% Class A Cumulative Convertible Preferred Stock ("Class A Preferred Stock"). Each share of the Class A Preferred Stock has a stated value of $1,000 per share and is immediately convertible, at the option of the holder, into 8-1/3 shares of Common Stock. All of the Class A Preferred Stock was issued to principal shareholders of FSCM who are also executive officers and directors of FSCM and TRIB.

Income Statement

Overview

Net income and earnings per fully diluted common share equaled $1.539 million and $4.83, respectively, for the three months ended June 30, 1997, as compared to $1.040 million and $3.18, respectively, for the three months ended June 30, 1996. The $499 thousand, or 47.98%, increase in net income between the three month periods was the net result of changes in several areas as depicted in the following table.

                                                                        Change
                                                                          In
        (Dollars in Thousands)                                          Income
---------------------------------------------------------------         --------

Interest income ...............................................         $ 1,175
Interest expense ..............................................            (722)
                                                                        -------
Net interest income ...........................................             453
Provision for possible loan and lease losses ..................            (395)
Other income ..................................................             197
Other expenses ................................................             317
Income taxes ..................................................             (73)
                                                                        -------
Net increase in net income ....................................         $   499
                                                                        =======

The efficiency and overhead ratios are two commonly used performance measurements. Both measure the coverage of operating expense by net interest income. In the efficiency ratio, other income is added to net interest income and in the overhead ratio other income is netted against operating expense. Lower ratios generally reflect better performance and therefore are considered more favorable. FSCM's ratios as of June 30, 1997 and 1996 and the Peer Group's efficiency ratio are presented below. FSCM's Peer Group is defined as bank holding companies with consolidated assets between $300 million and $500 million. The Peer Group numbers presented here and throughout the report are as of March 31, 1997-- which is the most recent data available. The improvement in the ratios between the three months comparative periods primarily resulted from the combined effect of increased net interest income and other income and decreased operating expense between periods.

                                             FSCM
                                  ---------------------------
                                   June 30,          June 30,          Peer
                                     1997             1996             Group
                                  ----------------------------------------------

       Efficiency Ratio             43.87%            56.67%           62.76%
       Overhead Ratio               29.73             47.17               N/A

Net Interest Income

As depicted in the Average Balance and Interest Rate Analysis table, average interest-earning assets for the three months ended June 30, 1997 and 1996 increased $63.9 million, or 17.95%, between periods to equal $419.8 million from $355.9 million, respectively. The growth in assets was primarily distributed between investments (which increased $18.8 million) and net loans and leases (which increased $47.3 million). Loan and lease fees included in interest income decreased $296 thousand between periods to equal $103 thousand from $399 thousand for the respective three month periods ended June 30, 1997 and 1996. This decrease was primarily the result of increased deferral of loan fees which will be amortized over the life of the related loans. Correspondingly the yields on net loans and leases and on total interest-earning assets dropped 58 basis points and 27 basis points, respectively, between the 1997 and 1996 three month periods. The impact of the decreased fees in these yields was approximately 39 basis points and 28 basis points, respectively. Nonetheless, FSCM's yield on interest-earning assets of 8.89% compared favorably to that of its Peer Group whose ratio equaled 8.15%.

Total average interest-bearing liabilities between 1997's and 1996's three month periods increased $56.2 million, or 17.36%, to equal $379.9 million from $323.7 million, respectively. The increase was primarily distributed between savings and time deposits which increased $30.5 million and $41.8 million, respectively, offsetting the $21.7 million decrease in securities sold under agreements to repurchase ("repurchase agreements"). The cost of interest-bearing liabilities remained stable at 5.14% for both periods, but still higher than the 4.30% ratio of FSCM's Peer Group.

The net interest margin (net interest income divided by average total interest-earning assets) decreased 25 basis points between the three months ended June 30, 1997 and 1996 to 4.23% from 4.48%, primarily as a result of the decreased yield on interest-earning assets. The impact of the decreased loan fees in the net interest margin equaled 29 basis points which resulted in a net interest margin of 4.52%. FSCM's Peer Group margin equaled 4.63%.

The table on Interest Variance Analysis further identifies the components of the increase in net interest income. The net $825 thousand positive average balance variances was only partially offset by the net $372 thousand negative average rate variances and resulted in an increase of $453 thousand in net interest income between 1997's and 1996's three month periods.


                   AVERAGE BALANCE AND INTEREST RATE ANALYSIS

    (Dollars in Thousands)                                              Three Months Ended
    ----------------------------------------   ---------------------------------------------------------------------------
                                                       June 30, 1997                             June 30, 1996
                                               --------------------------------       -------------------------------------
                                                                       Average                                      Average
                                               Average                  Annual        Average                        Annual
                                               Balance     Interest      Rate         Balance       Interest          Rate
                                               --------------------------------       -------------------------------------
                         ASSETS
    Interest-bearing deposits with other
        financial institutions .............   $     89    $      1       4.49%       $  4,879      $     64          5.25%
    Investment securities ..................    114,797       1,810       6.31          96,030         1,433          5.97
    Federal funds sold .....................      8,046         111       5.52           5,473            72          5.26
    Loans and leases, net1 .................    296,844       7,407       9.98         249,517         6,585         10.56
                                               ---------------------------------------------------------------------------
        Total interest-earning assets ......   $419,776       9,329       8.89        $355,899         8,154          9.16
                                               ===========================================================================

                         LIABILITIES
    Savings deposits .......................   $107,279         894       3.33        $ 76,828           485          2.53
    Time deposits ..........................    232,072       3,422       5.90         190,244         2,912          6.12
    Federal funds purchased ................        181           3       6.63             408             6          5.88
    Securities sold under agreements to
        repurchase .........................     27,719         329       4.75          49,372           625          5.06
    Other short-term borrowings ............      1,411          13       3.69           1,169            17          5.82
    Notes payable ..........................     10,000         200       8.00           4,500            95          8.44
    Mandatory convertible debentures .......      1,250          25       8.00           1,250            24          7.68
                                               ---------------------------------------------------------------------------
        Total interest-bearing liabilities .   $379,912       4,886       5.14        $323,711         4,164          5.14
                                               ========    --------                   ========      --------
    Net interest income ....................               $  4,443                                 $  3,990
                                                           ========                                 ========
    Net interest margin (net interest income
        divided by average total interest-
        earning assets) ....................                             4.23%                                       4.48%

                                                                     =========                                   =========


1 Nonaccruing loans and leases are included in the average balance. Loan and lease fees of $103 and $399 for the three months ended June 30, 1997 and 1996, respectively, are included in interest income on loans and leases.

                           INTEREST VARIANCE ANALYSIS

                                                                        Three Months Ended
                                                                  June 30, 1997 vs. June 30, 1996
                                                                  --------------------------------
                                                                         Increase (Decrease)
                                                                         Due to Change in1
                                                                  --------------------------------
                                                                  Average     Average      Total
    (Dollars in Thousands)                                        Balance      Rate        Change
    -----------------------------------------------------------   --------------------------------
    Interest income:
        Interest-bearing deposits with other financial
          institution .........................................   $   (63)   $    --      $   (63)
        Investment securities .................................       280         97          377
        Federal funds sold ....................................        34          5           39
        Loans and leases ......................................     1,249       (427)         822
           Total interest income ..............................     1,500       (325)       1,175
                                                                  -------------------------------
    Interest expense:
        Savings deposits ......................................       192        217          409
        Time deposits .........................................       640       (130)         510
        Federal funds purchased ...............................        (3)        --           (3)
        Securities sold under agreements to repurchase ........      (274)       (22)        (296)
        Short-term borrowings .................................         4         (8)          (4)
        Notes payable .........................................       116        (11)         105
        Mandatory convertible debentures ......................        --          1            1
                                                                  -------------------------------
           Total interest expense .............................       675         47          722
                                                                  -------------------------------

    Change in net interest income .............................   $   825    $  (372)      $  453
                                                                  ===============================

1 The change in interest due to the volume and rate has been allocated to the change in average rate. Nonaccruing loans and leases are included in the average balance. Loan and lease fees of $103 and $399 for the three months ended June 30, 1997 and 1996, respectively, are included in the interest income on loans and leases.

Provision for Possible Loan and Lease Losses

The provision for possible loan and lease losses totaled $920 thousand and $525 thousand for the three months ended June 30, 1997, and 1996, respectively, an increase of $395 thousand, or 75.23%. The amount of the provision was based on management's assessment of the adequacy of the allowance for possible loan and lease losses in relation to both non-performing loans (those past-due 90 days or more or in a nonaccrual status) and total loans and leases. The allowance, stated as a percentage of non-performing loans and leases, equaled 174.06% and 253.41% as of June 30, 1997 and 1996, respectively. FSCM's comparative Peer Group ratio equaled 316.26%. The allowance, stated as a percentage of total loans and leases equaled 1.89% and 1.88%, at June 30, 1997 and 1996, respectively, and the Peer Group ratio equaled 1.39%. Net charge-offs for the 1997 and 1996 three month periods totaled $545 thousand and $158 thousand, respectively. Net charge-offs in 1997 included $200 thousand that related to a construction loan, $188 thousand in leases and $180 thousand in consumer loans.

Other Income

Other income totaled $1.072 million for the three months ended June 30, 1997, an increase of $197 thousand, or 22.5%, from the comparable 1996 three month period which totaled $875 thousand. Other income, excluding the investment security loss, stated as an annualized percentage of average assets equaled 1.00% and 0.92% for the 1997 and 1996 periods, respectively, which was comparable to the Peer Group ratio of 0.95%.

Trust income increased $25 thousand between periods to total $125 thousand in 1997 from $100 thousand in 1996. The $47 thousand investment security loss resulted from the sale of approximately $9.5 million in securities that were sold to provide liquidity and to capture higher reinvestment yields. Loan servicing fee income, which remained relatively steady between periods, totaled $183 thousand and $178 thousand for the respective periods and was primarily based on invested residential mortgage loan portfolios that equaled $188.6 million at June 30, 1997, as compared to $176.6 million at June 30, 1996. The gains on sales of loan and leases decreased $15 thousand between 1997's and 1996's three month periods to $97 thousand as compared to $112 thousand due primarily to a slower residential real estate market. The $14 thousand increase between $288 thousand and $274 thousand for respective periods in service charges on deposit accounts resulted primarily from increased service charges on business accounts. Insurance commissions generated from the sales of credit life and accident and health insurance on consumer debt increased $37 thousand between periods to equal $116 thousand from $79 thousand. The $178 thousand increase in other miscellaneous income, that totaled $310 thousand and $132 thousand for the respective three month periods, was primarily the result of increased syndication fees on credit financing arrangements.

Other Expenses

Other expense totaled $2.440 million and $2.757 million for the three months ended June 30, 1997 and 1996, respectively. The $317 thousand decrease between three month periods was due primarily to increased deferral of direct loan related expenses that will be amortized over the life of the related loans. The increased deferrals, between the comparable three month periods, reduced salaries and employee benefits by $430 thousand and reduced other operating expenses by $47 thousand. Other expense, stated as an annualized percentage of average assets, of 2.17% and 2.88% for the respective 1997 and 1996 periods compared favorably to the Peer Group ratio of 3.24%.

Salaries and employee benefits, which totaled $1.288 million and $1.594 million for the 1997 and 1996 three month periods, respectively, comprised the majority of total other expense. The number of full-time equivalent employees totaled 191 at June 30, 1997, as compared to 181 in the previous year at June 30, 1996. Annualized personnel expense, stated as a percentage of average assets equaled 1.15% and 1.67% for the respective periods as compared to the Peer Group ratio of 1.73%.

Occupancy expense remained relatively stable totaling $203 thousand and $205 thousand for the respective three month periods. The $39 thousand increase in equipment expense to $277 thousand from $238 thousand was primarily due to increased depreciation charges. Data processing expense increased $29 thousand to $201 thousand from $172 thousand, for the respective periods, due primarily to increased number of accounts supported by the third-party vendor. Advertising expense remained relatively stable totaling $128 thousand and $121 thousand for the respective periods. Other operating expense decreased to $307 thousand for the three months ended in 1997 as compared to $399 thousand in the 1996 period primarily due to the previously discussed direct loan expense deferral.

Income Taxes

Income taxes totaled $616 thousand and $543 thousand for the three months ended June 30, 1997 and 1996, respectively, or the equivalent of combined Federal and State effective tax rates of 28.58% and 34.30%. The reduction in the 1997 effective rate primarily resulted from a $258 thousand overaccrual of State taxes that was partially offset by a $175 thousand deferred tax adjustment for the fiscal March 31, 1997 year-end.

Risk Management

Risk management encompasses many different types of risk, including credit risk, liquidity risk and interest rate risk. Regulatory agencies have modified their examination procedures to rate the exposure of financial institutions to the risk by the various types of risk, the direction of change in the risk, and management's ability to monitor and control each type of risk. FSCM utilizes the expertise of both on-staff personnel and outside consultants to perform loan reviews to monitor loan documentation; ensure compliance with internal policies and governmental regulations; and maintain the internal loan and lease watch list. Internal audit and compliance staff are also utilized to provide on-going operational audits and review of regulatory compliance. In addition, management continues to cautiously assess the risks associated with the potential future impact of adverse changes in the overall economic climate and more stringent regulatory standards and requirements. An asset/liability committee monitors the liquidity position of FSCM in order to provide for future liquidity requirements as well as maintain an acceptable return on assets. Further computer simulation modeling is used to assess the interest rate sensitivity characteristics of assets ad liabilities and predict possible impacts of new marketing and product development strategies.

As depicted in FSCM's Consolidated Statement of Cash Flows, the operating and financing activities are generally net sources of liquidity and investing activities are net uses of liquidity. For the three months ended June 30, 1997, the primary sources of cash were primarily provided by the net increase in deposits over the reduction in repurchase agreements and the primary uses of cash were to finance the net increase in loans and leases. The resulting net change in cash and due from banks reflected an increase of $7.5 million for the three months ended June 30, 1997 as compared to a $944 thousand decrease the previous year. The large increase in the level of June 1997's cash and due from banks primarily resulted from courier delivery problems at the end of the month which also caused an unusually high balance in noninterest-bearing demand deposits.

Balance Sheet

Overview

Assets increased $21.6 million, or 4.84%, during the three months between June 30 and March 31, 1997 to total $467.2 million from $445.7 million, respectively. The increase was primarily distributed between $10.2 million in net loans and leases and $8.2 million in federal funds sold. Funding for the growth was provided by the $34.3 million increase in deposits which was partially offset by a $16.1 million decrease in repurchase agreements.

Investments

Investments totaled $118.6 million at June 30, 1997, or 25.39% of total assets, as compared to $122.3 million at March 31, 1997, or 27.44% of total assets. The Peer Group comparative ratio of investments as a percentage of total assets equaled 27.21%. Investments are categorized at the time of purchase as either held-to-maturity or available-for-sale. Securities categorized as held-to-maturity are carried at amortized cost. Securities categorized as available-for-sale are carried at fair market value with the net of tax difference between the amortized cost and the fair market value carried as an unrealized adjustment to stockholders' equity. Due to a decrease in the investment yield curve, the net security loss on investments classified held-to-maturity decreased to $57 thousand from $303 thousand between June 30 and March 31, 1997, respectively. The difference between fair market value and amortized cost for securities classified available-for-sale also decreased between periods to equal a loss of $154 thousand as compared to a loss of $861 thousand for the respective periods thereby reducing the stockholders' equity adjustment for the unrealized loss to $102 thousand from $568 thousand for the respective periods.

Loans and Direct Financing Leases

Net loans increased $10.2 million to total $301.2 million from $291.0 million at June 30 and March 31, 1997, respectively. The following table present the June and March 1997 comparative distribution of loans and leases.

                           LOAN AND LEASE DISTRIBUTION


                                                          June 30,     March 31,
        (Dollars In Thousands)                              1997         1997
        ------------------------------------------        --------     ---------

        Commercial, financial and agricultural ...        $ 96,495     $ 93,502
        Direct financing leases ..................           7,058        5,612
        Real  estate:
           Residential mortgage1 .................          66,419       64,309
           Construction ..........................          26,556       29,790
           Commercial mortgage ...................          72,263       71,648
        Consumer, not secured by a real estate
           mortgage2 .............................          38,245       31,609
                                                          ---------------------
                 Total loans and leases ..........        $307,036     $296,470
                                                          =====================

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

As depicted in the above table, with the exception of construction real estate lending which decreased $3.2 million, growth was distributed throughout the portfolio with a concentration in the non-real estate consumer lending area which increased $6.6 million. The consumer growth primarily focused in the area of indirect loans in which TRIB purchased from dealers (e.g. auto, boat and recreational vehicle dealerships) rather than directly financing the consumer.

Deposits,   Securities  Sold  Under  Agreements  to  Repurchase  and  Short-Term
Borrowings

As of June 30 and March 31, 1997, deposits equaled $396.2 million and $361.9 million, respectively, repurchase agreements equaled $22.0 million and $38.2 million, respectively, and short-term borrowings equaled $2 million and $1.5 million, respectively.

The growth in deposits primarily centered in the time deposit area and was due to targeted marketing of one year and two year certificates of deposit. The June 30 noninterest-bearing demand deposit balance was unusually high due to cash letter problems previously discussed

The decrease in repurchase agreements primarily resulted from a $11.7 million withdrawal of funds by one customer. In January 1997, TRIB worked with a customer to temporarily invest the customer's funds in repurchase agreements with the knowledge that the funds would be withdrawn within a few months.

Notes Payable

Notes payable totaled $10 million at both June 30, and March 31, 1997. The change between June 30, 1997 and 1996 average balances in notes payable was due to a redemption of the $4.5 million 8.5% notes issued in December 1992 that were replaced by $10 million 8.0% notes issued in November 1996.

Capital Resources

As previously discussed under Business Development, FSCM extended a Common Stock tender offer in May 1997 that will terminate in August 1997. Costs of $21 thousand associated with the tender offer have been capitalized under Treasury Stock in the financial statements. Additionally, also as previously discussed, in July 1997, the $5 million of Class F Preferred Stock was redeemed and replaced with a private placement of $5 million of new Class A Cumulative Convertible Preferred Stock. The Class F Preferred Stock was not convertible until on or after December 1, 2002; however, the number of Common Stock equivalent shares totaled 57,170 shares at June 30, 1997 and the weighted average equivalent shares totaled 59,267 for the three months ended June 30, 1997. The new Class A Preferred Stock is immediately convertible at the option of the holder into a constant 41,666 shares of FSCM Common Stock.

On July 1, 1997 FSCM granted options to acquire 800 shares of Common Stock at a price of $100 per share exercisable within the next eight years to certain management officials. Further, FSCM currently anticipates, depending upon the financial performance of FSCM and TRIB, granting additional stock options to other management officials later in the fiscal year. These options were granted under the 1996 Combined Incentive and Nonstatutory Stock Option Plan that was ratified by FSCM's common stockholders at the August 1996 annual meeting which provides for the issuance of options to acquire a total of 20,000 shares of FSCM's Common Stock. Currently, only 800 shares of FSCM's Common Stock have been granted under the Plan.

FSCM has paid dividends on its Common Stock at an annual rate of $2.00 per share since December 1995. The Board of Directors currently anticipates an increase in dividends to $2.50 per share per annum effective for the September 1997 payment.

FSCM's capital, as measured by standards established by the federal banking regulators, exceeded those defined for "well capitalized" institutions. The table below sets forth FSCM's ratios as of June 30, and March 31, 1997, as well as the minimum regulatory ratios and capital requirements for "well capitalized" and "adequately capitalized" financial institutions.

                                 CAPITAL RATIOS

            Financial Services Corporation of the Midwest:

                                                 Minimum Capital Required To Be Categorized As:
                                      --------------------------------------------------------------------
                                             Actual        Adequately Capitalized      Well Capitalized
                                     --------------------  ----------------------    ---------------------
                                       Amount      Ratio       Amount       Ratio      Amount       Ratio
                                     ---------------------------------------------------------------------
As of June 30, 1997:
    Total  Capital (to Risk
      Weighted Assets) ...........   $   44,323    13.34%   $   26,580      8.00%    $   33,225     10.00%
    Tier I Capital (to Risk
      Weighted Assets) ...........       28,900     8.70        13,290      4.00         19,935      6.00
    Tier I Capital (to Average
      Assets) ....................       28,900     6.44       17,955       4.00         22,444      5.00
As of March 31, 1997:
    Total  Capital (to Risk
      Weighted Assets) ...........   $   42,840    13.50%   $   25,381      8.00%    $   31,726     10.00%
        Tier I Capital (to Risk
      Weighted Assets) ...........       27,606     8.70        12,690      4.00         19,035      6.00
        Tier I Capital (to
        Average Assets) ..........       27,606     6.79        16,258      4.00         20,322      5.00

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


                                   FINANCIAL SERVICES CORPORATION OF THE MIDWEST




Date:  August 8, 1997               By: /S/ Douglas M. Kratz
                                    -------------------------------------------
                                    Douglas M. Kratz
                                    Chairman of the Board, CEO, CFO



                                    By: /s/ Jean M. Hanson
                                    -------------------------------------------
                                    Jean M. Hanson
                                    Controller, Chief Accounting Officer