Form 10-Q
period 1997-09-30
FINANCIAL SERVICES CORPORATION OF THE MIDWEST
filed 1997-11-14
CIK 35838

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q



[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 1997

                         Commission File Number: 0-8673

                  Financial Services Corporation of the Midwest
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                               36-2301786
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


224 - 18th Street, Suite 202, Rock Island, Illinois               61201-8737
---------------------------------------------------               ----------
     (Address of principal executive offices)                     (zip code)

                                 (309) 794-1120
                         (Registrant's telephone number)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:
Common Stock, $.50 Par Value, 195,213 Shares

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST


                                      INDEX



Part I -- Financial Information


                                                                       Page No.

        Item 1     Unaudited Financial Statements:

                        Consolidated Balance Sheets -- September 30,
                          1997 and March 31, 1997

                          Consolidated Statements of Income --
                            Six and Three Months Ended September 30,
                            1997 and 1996

                           Consolidated Statements of Stockholders'
                             Equity -- Six Months Ended September 30,
                             1997 and 1996

                          Consolidated Statements of Cash Flows --
                            Six Months Ended September 30, 1997
                            and 1996

                          Notes to Consolidated Financial Statements

        Item 2      Management's Discussion and Analysis of
                      the Financial Condition and Results of
                      Operations


Part II -- Other Information and Signatures

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST


CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                                                               (Unaudited)
                                                                                         -------------------------
                                                                                         September 30,   March 31,
                                                                                             1997         1997
                                                                                         -------------  ---------

ASSETS
Cash and due from banks ................................................................   $  18,568    $  16,306
Interest-bearing deposits with other financial institutions ............................          58          131
Investment securities:
    Held-to-maturity (approximate market value September 30, 1997-$33,613 and
        March 31, 1997-$39,502) ........................................................      33,506       39,805
    Available-for-sale (amortized cost September 30, 1997-$88,149 and
            March 31, 1997-$83,336) ....................................................      88,521       82,475
Federal funds sold .....................................................................      26,300          800

Loans and direct financing leases ......................................................     307,472      296,470
    Less:  Allowance for possible loan and lease losses ................................      (6,290)      (5,442)
                                                                                           ---------    ---------
        Total loans and leases, net ....................................................     301,182      291,028

Premises, furniture and equipment, net .................................................       5,298        5,496
Accrued interest receivable ............................................................       3,006        2,969
Other real estate, net .................................................................          82          594
Other assets ...........................................................................       6,445        6,065
                                                                                           ---------    ---------
        Total assets ...................................................................   $ 482,966    $ 445,669
                                                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
    Noninterest-bearing demand .........................................................   $  42,127    $  36,785
    Interest-bearing:
        N.O.W. accounts ................................................................      35,241       23,575
        Savings ........................................................................      36,714       37,777
        Insured money market ...........................................................      39,181       38,862
        Other time .....................................................................     256,379      224,892
                                                                                           ---------    ---------
        Total deposits .................................................................     409,642      361,891
Accounts payable and accrued liabilities ...............................................       6,195        5,330
Securities sold under agreements to repurchase .........................................      23,593       38,154
Other short-term borrowings ............................................................       2,000        1,500
Notes payable ..........................................................................      10,000       10,000
Mandatory convertible debentures .......................................................       1,250        1,250
                                                                                           ---------    ---------
        Total liabilities ..............................................................     452,680      418,125
                                                                                           ---------    ---------
Stockholders' equity:
Capital stock:
    Preferred, no par value; authorized, 100,000 shares:
        Class A Preferred  Stock,  stated  value  $1,000 per share;  authorized,
           5,000 shares;  issued and  outstanding:  September  30, 1997 - 5,000
           shares; March 31, 1997- 0 shares ............................................       5,000           --
        Class B Preferred Stock, stated value $500 per share; authorized, 1,000 shares;
           issued and outstanding:  1,000 shares .......................................         500          500
        Class C Preferred Stock, stated value $425 per share; authorized, 2,400 shares;
           issued and outstanding:  2,400 shares .......................................       1,020        1,020
        Class F Preferred Stock, stated value $100 per share; authorized, 50,000 shares;
           issued and outstanding:  September 30, 1997 - 0 shares; March 31, 1997-
           50,000 shares ...............................................................          --        5,000
    Common, par value $.50 per share; authorized, 600,000 shares;
        issued:  340,662 shares; outstanding:  September 30, 1997 - 175,213 shares;
         March 31, 1997 - 177,711 shares ...............................................         170          170
Capital surplus ........................................................................       2,634        2,634
Net unrealized gain/(loss) on available-for-sale securities, net of taxes ..............         246         (568)
Retained earnings ......................................................................      26,182       24,002
Treasury stock .........................................................................      (5,466)      (5,214)
                                                                                           ---------    ---------
           Total stockholders' equity ..................................................      30,286       27,544
                                                                                           ---------    ---------
        Total liabilities and stockholder's equity .....................................   $ 482,966    $ 445,669
                                                                                           =========    =========

See accompanying notes to consolidated financial statements.

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST


CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)



                                                                                     (Unaudited)                   (Unaudited)
                                                                               -----------------------       -----------------------
                                                                                  Six Months Ended             Three Months Ended
                                                                                    September 30,                 September 30,
                                                                               -----------------------       -----------------------
                                                                                 1997           1996           1997           1996
                                                                               --------       --------       --------       --------
Interest income:
    Interest and fees on loans and leases ..............................       $ 14,864       $ 13,385       $  7,457       $  6,800
    Interest on investment securities ..................................          3,755          2,903          1,945          1,470
    Interest on federal funds sold .....................................            359            182            248            110
    Interest on interest-bearing deposits with other financial
      institutions .....................................................              2            129              1             65
                                                                               --------       --------       --------       --------
        Total interest income ..........................................         18,980         16,599          9,651          8,445
                                                                               --------       --------       --------       --------

    Interest on deposits ...............................................          8,997          6,897          4,681          3,500
    Interest on securities sold under agreements to repurchase .........            615          1,268            286            643
    Interest on other short-term borrowings ............................             40             49             24             26
    Interest on notes payable ..........................................            400            191            200             96
    Interest on mandatory convertible debentures .......................             50             49             25             25
                                                                               --------       --------       --------       --------
        Total interest expense .........................................         10,102          8,454          5,216          4,290
                                                                               --------       --------       --------       --------
        Net interest income ............................................          8,878          8,145          4,435          4,155
Provision for possible loan and lease losses ...........................          1,822          1,050            902            525
                                                                               --------       --------       --------       --------
        Net interest income after provision for possible loan
                   and lease losses ....................................          7,056          7,095          3,533          3,630
                                                                               --------       --------       --------       --------
Other income:
    Trust fees .........................................................            250            200            125            100
    Net investment securities gains ....................................             20             --             67             --
    Loan servicing fees ................................................            375            364            192            186
    Gain on sales of loans and leases ..................................            206            180            109             68
    Service charges on deposit accounts ................................            609            553            321            279
    Insurance commissions ..............................................            190            149             74             70
    Other ..............................................................            506            361            196            229
                                                                               --------       --------       --------       --------
        Total other income .............................................          2,156          1,807          1,084            932
                                                                               --------       --------       --------       --------
Other expenses:
    Salaries and employee benefits .....................................          2,666          3,164          1,378          1,570
    Occupancy, net .....................................................            453            424            250            219
    Insurance ..........................................................             66             55             30             27
    Equipment ..........................................................            575            484            298            246
    Data processing ....................................................            419            328            218            156
    Advertising ........................................................            257            230            129            109
    Other operating ....................................................            816          1,043            509            644
                                                                               --------       --------       --------       --------
        Total other expenses ...........................................          5,252          5,728          2,812          2,971
                                                                               --------       --------       --------       --------
        Income before income taxes .....................................          3,960          3,174          1,805          1,591
Income taxes ...........................................................          1,243          1,133            627            590
                                                                               --------       --------       --------       --------
Net income .............................................................       $  2,717       $  2,041       $  1,178       $  1,001
                                                                               ========       ========       ========       ========

Net income available for Common Stock ..................................       $  2,417       $  1,743       $  1,027       $    852
                                                                               ========       ========       ========       ========

Earnings per common share:
    Primary ............................................................       $  13.68       $   9.87       $   5.85       $   4.83
                                                                               ========       ========       ========       ========
    Fully diluted ......................................................       $   8.79       $   6.27       $   3.93       $   3.09
                                                                               ========       ========       ========       ========

Weighted average common shares outstanding .............................        176,635        176,611        175,571        176,611
                                                                               ========       ========       ========       ========
Weighted average common and contingently issuable
     common shares outstanding .........................................        312,927        330,646        303,865        330,299
                                                                               ========       ========       ========       ========

See accompanying notes to consolidated financial statements.

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                                       Net
                                                                                                    Unrealized
                                                                                                    Gain/(Loss)
                                                                                                        On
                                                           Preferred Stock                           Available
Six Months Ended                                 ---------------------------------- Common  Capital   For Sale  Retained   Treasury
September 30, 1997 (Unaudited)                    Class A  Class B Class C  Class F  Stock  Surplus  Securities1 Earnings    Stock
                                                 -----------------------------------------------------------------------------------

Balance at March 31, 1997....................    $  ---     $500   $1,020   $5,000   $170    $2,634    $(568)     $24,002   $(5,214)
Net income   ................................       ---      ---      ---      ---    ---       ---      ---        2,717       ---
Change in net unrealized gain/(loss) on
   available-for-sale securities1 ...........       ---      ---      ---      ---    ---       ---      814          ---       ---
Redemption of Class F Preferred..............       ---      ---      ---   (5,000)   ---       ---      ---          ---       ---
Issuance of Class A Preferred................     5,000      ---      ---      ---    ---       ---      ---          ---       ---
Purchase of 2,498 shares of
   Treasury Stock and costs..................       ---      ---      ---      ---    ---       ---      ---          ---      (252)
Cash dividends declared:
   Class A Preferred, $21.33 per share.......       ---      ---      ---      ---    ---       ---      ---         (107)      ---
   Class B Preferred, $23.82 per share.......       ---      ---      ---      ---    ---       ---      ---          (24)      ---
   Class C Preferred, $18.06 per share.......       ---      ---      ---      ---    ---       ---      ---          (43)      ---
   Class F Preferred, $3.30 per share........       ---      ---      ---      ---    ---       ---      ---         (165)      ---
   Common, $1.13 per share ..................       ---      ---      ---      ---    ---       ---      ---         (198)      ---
                                                 ----------------------------------------------------------------------------------
Balance at September 30, 1997................    $5,000     $500   $1,020   $  ---   $170    $2,634    $ 246      $26,182   $(5,466)
                                                 ==================================================================================

Six Months Ended
September 30, 1996 (Unaudited)

Balance at March 31, 1996....................     $ ---     $500   $1,020   $5,000   $170    $2,574    $(422)     $20,694   $(5,249)
Net income   ................................       ---      ---      ---      ---    ---       ---      ---        2,041       ---
Change in net unrealized gain/(loss) on
   available-for-sale securities1 ...........       ---      ---      ---      ---    ---       ---     (417)         ---       ---
Cash dividends declared:
   Class B Preferred, $23.18 per share.......       ---      ---      ---      ---    ---       ---      ---          (23)      ---
   Class C Preferred, $18.06 per share.......       ---      ---      ---      ---    ---       ---      ---          (43)      ---
   Class F Preferred, $4.62 per share........       ---      ---      ---      ---    ---       ---      ---         (231)      ---
   Common, $1.00 per share ..................       ---      ---      ---      ---    ---       ---      ---         (178)      ---
                                                  ----------------------------------------------------------------------------------
Balance at September 30, 1996................     $ ---     $500   $1,020   $5,000   $170    $2,574       $(839)  $22,260   $(5,249)
                                                  ==================================================================================

1 Net of taxes

See accompanying notes to consolidated financial statements.

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                             (Unaudited)
                                                                                         --------------------
                                                                                           Six Months Ended
                                                                                             September 30,
                                                                                         --------------------
                                                                                           1997        1996
                                                                                         --------    --------
Cash Flows From Operating Activities:
Net income ...........................................................................   $  2,717    $  2,041
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ....................................................        595         670
    Provision for possible loan and lease losses .....................................      1,822       1,050
    Net gain on sale of investment securities available-for-sale .....................        (20)         --
    Investment amortization, net .....................................................         41         133
    Loans and leases originated for sale .............................................    (27,300)    (18,965)
    Proceeds from sales of loans and leases ..........................................     26,001      27,071
    Gain on sales of loans and leases ................................................       (206)       (180)
    Increase in interest receivable ..................................................        (37)        (97)
    Increase in interest payable .....................................................        512          83
    Decrease in other assets .........................................................       (751)       (366)
    Increase in other liabilities ....................................................        353          95
                                                                                         --------    --------
Net cash provided by operating activities ............................................      3,727      11,535
                                                                                         --------    --------

Cash Flows From Investing Activities:
Net (increase) decrease in federal funds sold ........................................    (25,500)      3,700
Net (increase) decrease in interest-bearing deposits with other financial institutions         73         (81)
Purchase of investment securities held-to-maturity ...................................       (175)    (11,915)
Proceeds from maturity or call of investment securities held-to-maturity .............      6,500      10,000
Purchase of investment securities available-for-sale .................................    (21,828)     (8,604)
Proceeds from maturity or call of investment securities available-for-sale ...........      5,204       6,177
Proceeds from sales of investment securities available-for-sale ......................     11,764          --
Net increase in loans and leases .....................................................    (10,471)    (24,467)
Purchase of premises, furniture and equipment ........................................       (445)       (213)
Other investing activities, net ......................................................        512         314
                                                                                         --------    --------
Net cash used in investing activities ................................................    (34,366)    (25,089)
                                                                                         --------    --------

Cash Flows From Financing Activities:
Net increase in deposits .............................................................     47,751      19,213
Net increase in short-term borrowings ................................................        500         550
Net decrease in securities sold under agreements to repurchase .......................    (14,561)     (1,924)
Redemption of Preferred Stock ........................................................     (5,000)         --
Proceeds from issuance of Preferred Stock ............................................      5,000          --
Treasury Stock purchase and costs ....................................................       (252)         --
Cash dividends paid on Preferred Stock ...............................................       (339)       (297)
Cash dividends paid on Common Stock ..................................................       (198)       (178)
                                                                                         --------    --------
Net cash provided by financing activities ............................................     32,901      17,364
                                                                                         --------    --------

Net increase in cash and due from banks ..............................................      2,262       3,810
Cash and due from banks at the beginning of the year .................................     16,306      14,423
                                                                                         --------    --------
Cash and due from banks at the end of the period .....................................   $ 18,568    $ 18,233
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

2.   Supplemental Disclosures of Cash Flow Information - Cash paid for:

                                                            Six Months Ended
       (Dollars in Thousands)                                September  30,
                                                       -------------------------
                                                        1997               1996
                                                       ------             ------

Interest .................................             $9,590             $8,371
Income taxes .............................              1,621              1,395

3. Earnings Per Common Share Data - The following information was used in the computation of earnings per common share on both a primary and fully diluted basis for the respective periods.

                                                                   Six Months Ended         Three Months Ended
        (Dollars in Thousands)                                      September 30,             September 30,
                                                                ----------------------    ----------------------
                                                                  1997         1996         1997         1996
                                                                ---------    ---------    ---------    ---------
Net income ..................................................   $   2,717    $   2,041    $   1,178    $   1,001
Accrued preferred dividends .................................        (300)        (298)        (151)        (149)
                                                                ---------    ---------    ---------    ---------

Primary earnings ............................................       2,417        1,743        1,027          852
Accrued convertible preferred dividends .....................         300          298          151          149
Mandatory convertible debentures interest expense, net of tax          33           32           17           16
                                                                ---------    ---------    ---------    ---------

Fully diluted earnings ......................................   $   2,750    $   2,073    $   1,195    $   1,017
                                                                =========    =========    =========    =========

Weighted average common shares outstanding1,3 ...............     176,635      176,611      175,571      176,611
Weighted average common shares issuable upon conversion of:
   Class A Preferred Stock2 .................................      18,898           --       37,590           --
   Class B Preferred Stock3 .................................      11,111       11,111       11,111       11,111
   Class C Preferred Stock3 .................................      24,000       24,000       24,000       24,000
   Class F Preferred Stock2 .................................      32,283       68,924        5,593       68,577
   Mandatory convertible debentures3 ........................      50,000       50,000       50,000       50,000
                                                                ---------    ---------    ---------    ---------
      Weighted average common and contingently issuable
         common shares outstanding ..........................     312,927      330,646      303,865      330,299
                                                                =========    =========    =========    =========


    1 FSCM's Common Stock tender offer terminated in August 1997 with 2,498 shares of Common Stock tendered for $90 per share cash. On July 1, 1997, FSCM granted options to acquire 800 shares of Common Stock at a price of $100 per share exercisable within the next eight years. These options are currently antidilutive and have no impact on the numbers of weighted average common and contingently issuable common shares outstanding.

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

    3 The Class B and C Preferred Stock and the mandatory convertible debentures ("MCDs") are convertible at the option of the holders. The holders of the Class B and C Preferred Stock and certain holders of the MCDs have consented to provide FSCM with a ninety day notice prior to the conversion of their securities and allow for the obtainment of any necessary regulatory approval or legal opinion. No MCDs or Preferred Stock was converted to common shares during the periods presented. In November 1997, $500 MCDs were converted into 20,000 shares of Common Stock.

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Business Development

In May 1997, FSCM extended a tender offer to all shareholders of Common Stock. The offer terminated on August 13 with a total of 2,498 shares of Common Stock exchanged for $90 cash per share and was funded, including costs of $27,000, with cash on hand.

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

In November 1997, holders of $500,000 in MCDs exercised their options and converted the MCDs into 20,000 shares of Common Stock.

Income Statement

Overview

Net income and earnings per fully diluted common share equaled $2.717 million and $8.79, respectively, for the six months ended September 30, 1997, a $676 thousand, or 33.12%, increase above 1996's comparable six month income of $2.041 million and a $2.52 per share increase above 1996's earnings per fully diluted common share of $6.27. Net income for the three months ended September 30, 1997 and 1996 equaled $1.178 million and $1.001 million, respectively. As reflected in the table below, the increase in net interest income between 1997 and 1996 was completely offset by increased provisions for possible loan and lease losses. The increase in net income primarily resulted from increased other income and decreased other expenses which were only partially offset by increased income taxes. Further discussion relating to these changes can be found throughout the remaining Management's Discussion and Analysis section of this report.

                                                             Change in Income
                                                           --------------------
                                                            Six          Three
        (Dollars in Thousands)                             Months        Months
                                                           -------      -------
Interest income ......................................     $ 2,381      $ 1,206
Interest expense .....................................      (1,648)        (926)
                                                           -------      -------
Net interest income ..................................         733          280
Provision for possible loan and lease losses .........        (772)        (377)
Other income .........................................         349          152
Other expenses .......................................         476          159
Income taxes .........................................        (110)         (37)
                                                           -------      -------
Net increase in net income ...........................     $   676      $   177
                                                           =======      =======

The efficiency and overhead ratios are two commonly used performance measurements. Both measure the coverage of operating expense by net interest income. In the efficiency ratio, other income is added to net interest income and in the overhead ratio other income is netted against operating expense. Lower ratios generally reflect better performance and therefore are considered more favorable. FSCM's ratios as of September 30, 1997 and 1996 and the Peer Group's efficiency ratio are presented below. FSCM's Peer Group is defined as bank holding companies with consolidated assets between $300 million and $500 million. The Peer Group numbers presented here and throughout the report are as of June 30, 1997-- which is the most recent data available. The improvement in the ratios between the six months comparative periods primarily resulted from the combined effect of increased net interest income and other income and decreased operating expense between periods.

                                                                          FSCM
                                        September 30,  September 30,      Peer
                                           1997            1996           Group
                                       --------------  -------------   ---------

Efficiency Ratio ..................       47.68%           57.56%        62.14%
Overhead Ratio ....................       35.10            48.14            N/A

Net Interest Income

In the following two tables, various components of interest-earning assets and interest-bearing liabilities are identified and compared to the prior year. Average interest-earning assets have increased $68.5 million, or 18.96%, between years. Similarly, average interest-bearing liabilities have risen $60.8 million, or 18.58%. The difference between the increase in growth of average interest-earning assets and interest-bearing liabilities was primarily due to growth in average capital and average noninterest- bearing liabilities. The interest rate spread (the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) has narrowed. The spread for the six months ended September 30, 1997 was 3.62% versus the prior year's spread of 4.02%. The tightening of the spread resulted from both a decrease in the yield on interest-earning assets, which dropped to 8.83% for the six months ended September 30, 1997 from 9.19% in 1996, and a slight increase in the cost of interest-bearing liabilities, which equaled 5.21% and 5.17% for the respective periods. The comparative yield and cost for FSCM's Peer Group equaled 8.22% and 4.44%, respectively.

Average asset growth was primarily distributed between net loans (which increased $44.8 million), investments (which increased $22.6 million), and federal funds (which increased $6.0 million). The growth in average federal funds was primarily due to a temporary excess liquidity that resulted from deposit growth exceeding new loan demand. Additionally, the yields on interest-earning assets increased slightly between periods except for the yield on loans and leases which decreased 59 basis points to 9.97% in 1997 from 10.56% the previous year (Peer Group's yield on loans and leases equaled 9.27%). Loan and lease fees included in interest income decreased $387 thousand between periods to equal $409 thousand from $796 thousand for the respective six month periods ended September 30, 1997 and 1996. This decrease was primarily the result of increased deferral of loan fees, which will be amortized over the life of the related loans. The impact of the decreased fees in the 1997 yield of loans and leases was approximately 26 basis points.

Average liability growth was primarily distributed between time and savings accounts which increased $51.5 million and $27.4 million, respectively, and was partially offset by a $23.3 million decrease in securities sold under agreements to repurchase ("repurchase agreements"). Part of the time deposit increase and the majority of the decrease in repurchase agreements were due to the shift of $17.5 million in State funds between the two types of accounts. Further, a short-term $11.7 million repurchase agreement issued in January 1997 matured and was redeemed in May 1997. The cost of interest-bearing deposits increased four basis points between the comparative six month periods to 5.21% from 5.17% as compared to the Peer Group cost of 4.44%. Although the interest rates on most liability accounts decreased between periods, the benefit of the 13 basis point decrease in cost of time deposits was completely offset by the 58 basis point increase in cost of savings deposits. The resulting net interest margin (net interest income divided by average total interest-earning assets) decreased 38 basis points between periods to 4.13% from 4.51%--the Peer Group's margin equaled 4.62%.

The second table further identifies the components of the increase in net interest income. The net $1.513 million positive variance from average balance increases was only partially offset by the net $780 thousand negative average rate variance and resulted in the positive $733 thousand increase in net interest income between six month periods.

                   AVERAGE BALANCE AND INTEREST RATE ANALYSIS

                                                                                       Six Months Ended
                                                        ---------------------------------------------------------------------------
    (Dollars in Thousands)                                         September 30, 1997                     September 30, 1996
                                                        ------------------------------------      ---------------------------------
                                                                                     Average                                Average
                                                           Average                   Annual       Average                   Annual
                                   ASSETS                  Balance     Interest       Rate        Balance      Interest      Rate
    ------------------------------------------------    -----------  -----------     -------      --------     --------     -------
    Interest-bearing deposits with other
        financial institutions .....................    $       70       $     2      5.71%       $  4,899     $    129       5.27%
    Investment securities ..........................       118,829         3,755      6.32          96,258        2,903       6.03
    Federal funds sold .............................        12,884           359      5.57           6,866          182       5.30
    Loans and leases, net1 .........................       298,166        14,864      9.97         253,412       13,385      10.56
                                                         ---------        ------                  --------     --------
        Total interest-earning assets ..............      $429,949        18,980      8.83        $361,435       16,599       9.19
                                                          ========        ------                  ========     --------

                         LIABILITIES
    Savings deposits................................      $109,203         1,821      3.34        $ 81,851        1,129       2.76
    Time deposits ..................................       240,784         7,176      5.96         189,320        5,768       6.09
    Federal funds purchased.........................            90             3      6.67             203            6       5.91
    Securities sold under agreements to
        repurchase .................................        25,330           615      4.86          48,673        1,268       5.21
    Other short-term borrowings ....................         1,386            37      5.34           1,443           43       5.96
    Notes payable ..................................        10,000           400      8.00           4,500          191       8.49
    Mandatory convertible debentures ...............         1,250            50      8.00           1,250           49       7.84
                                                          --------      --------                  --------     --------
        Total interest-bearing liabilities .........      $388,043        10,102      5.21        $327,240        8,454       5.17
                                                          ========      --------                  ========     --------

    Net interest income ............................                     $ 8,878                               $  8,145
                                                                         =======                               ========
    Net interest margin (net interest income
        divided by average total interest-
        earning assets) ............................                                  4.13%                                   4.51%
                                                                                      ====                                    ====

1 Nonaccruing loans and leases are included in the average balance. Loan and lease fees of $409 and $796 for the six months ended September 30, 1997 and 1996, respectively, are included in interest income on loans and leases.


                           INTEREST VARIANCE ANALYSIS

                                                                        Six Months Ended
                                                           September 30, 1997 vs. September 30, 1996
                                                           -----------------------------------------
                                                                       Increase (Decrease)
                                                                        Due to Change in1
                                                                  -----------------------------
                                                                  Average    Average     Total
    (Dollars in Thousands)                                        Balance      Rate      Change
                                                                  -------    -------    -------
Interest income:
    Interest-bearing deposits with other financial institutions   $  (127)   $    --    $  (127)
    Investment securities .....................................       681        171        852

    Federal funds sold ........................................       160         17        177
    Loans and leases ..........................................     2,364       (885)     1,479
                                                                  -------    -------    -------
       Total interest income ..................................     3,078       (697)     2,381
                                                                  -------    -------    -------

Interest expense:
    Savings deposits ..........................................       377        315        692
    Time deposits .............................................     1,568       (160)     1,408
    Federal Funds purchased ...................................        (3)        --         (3)
    Securities sold under agreements to repurchase ............      (608)       (45)      (653)
    Short-term borrowings .....................................        (2)        (4)        (6)
    Notes payable .............................................       233        (24)       209
    Mandatory convertible debentures ..........................        --          1          1
                                                                  -------    -------    -------
       Total interest expense .................................     1,565         83      1,648
                                                                  -------    -------    -------
Change in net interest income .................................   $ 1,513    $  (780)   $   733
                                                                  =======    =======    =======


1 The change in interest due to the volume and rate has been allocated to the change in average rate. Nonaccruing loans and leases are included in average balance. Loan and lease fees of $409 and $796 for the six months ended September 30, 1997 and 1996, respectively, are included in the interest income on loans and leases.

Provision for Possible Loan and Lease Losses

The provision for possible loan and lease losses totaled $1.822 million and $1.050 million for the respective six month periods ended September 30, 1997 and 1996 and $902 thousand and $525 thousand for the respective three month periods. The amount of the provision was based on management's assessment of the adequacy of the allowance for possible loan and lease losses in relation to both total loans and leases and nonperforming loans (those past-due 90 days or more or in a nonaccrual status). The allowance, stated as a percentage of non-performing loans and leases, equaled 170.78% and 202.46% as of September 30, 1997 and 1996, respectively. FSCM's comparative Peer Group ratio equaled 274.95%. The allowance, stated as a percentage of total loans and leases, equaled 2.05% and 1.84% at September 30, 1997 and 1996, respectively, and the Peer Group ratio equaled 1.34%. Net charge-offs for the 1997 and 1996 six month periods totaled $974 thousand and $822 thousand, respectively, and for the respective three month periods totaled $429 thousand and $664 thousand.

Other Income

Other income totaled $2.156 million and $1.807 million for the six months ended September 30, 1997 and 1996, respectively, an increase of $349 thousand, or 19.31%, and totaled $1.084 million and $932 thousand for the respective 1997 and 1996 three month periods, an increase of $152 thousand, or 16.31%. Other income, excluding net investment security gains, for the six months stated as an annualized percentage of average assets equaled 0.92% and 0.93% for 1997 and 1996, respectively, and was comparable to the Peer Group ratio of 0.95%.

The net investment securities gains of $20 thousand for the six months ended and $67 thousand for the three months ended September 30, 1997 was the result of a $49 thousand loss from the sale of $11.5 million in agency securities by TRIB when repositioning the portfolio and a $69 thousand gain from the sale of $283 thousand in financial institution stocks by FSCM. An increase of $95 thousand between 1997 and 1996 six month periods in syndication fees on credit financing arrangements comprised the majority of the $145 thousand increase in other miscellaneous income.

Other Expenses

Other expenses totaled $5.252 million and $5.728 million for the six months ended and $2.812 million and $2.971 million for the three months ended September 30, 1997 and 1996, respectively. The $476 thousand and $159 thousand decrease between respective six and three month periods was due primarily to increased deferral of direct loan related expenses that will be amortized over the life of the related loans. The increased deferrals, between the comparable six month and three month periods, reduced salaries and employee benefits by $811 thousand and $381 thousand, respectively, and reduced other operating expenses by $91 thousand and $34 thousand, respectively. Other expense, stated as an annualized percentage of average assets, equaled 2.28% and 2.95% for the respective 1997 and 1996 six month periods and compared favorably to the Peer Group ratio of 3.19%. The deferral of direct loan related expense favorably impacted 1997's ratio by 39 basis points.

The number of full-time equivalent employees totaled 193 at September 30, 1997, an increase of 12 employees, or 6.63%, over September 1996's full-time equivalent total of 181. Salaries and employee benefits equaled $2.666 million and $3.164 million for the 1997 and 1996 six month periods, respectively, and $1.378 million and $1.570 million for the respective three month periods. Annualized personnel expense, stated as a percentage of average assets equaled 1.16% and 1.63% for the respective periods as compared to the Peer Group ratio of 1.70%--the impact on 1997's ratio of the aforementioned deferred costs was 35 basis points.

The $91 thousand increase in data processing expense between the six month periods ended September 30, 1997 and 1996 ($62 thousand between the three month periods) was primarily due to increased number of accounts (both deposit and loan) supported by the third-party computer service vendor. Other operating expense equaled $816 thousand and $1.043 million for the respective six month 1997 and 1996 periods and $509 thousand and $644 thousand for the respective three month periods. The reduction in expense in 1997 as compared to 1996 primarily resulted from the combination of the previously discussed deferred direct loan expense and the acceleration of amortization in 1996 of note offering costs due to prepayment--$140 thousand and $127 thousand for the six and three month periods.

Income Taxes

Income taxes totaled $1.243 million and $1.133 million for the respective six month periods and $627 thousand and $590 thousand for the respective three month periods ended September 30, 1997 and 1996. The equivalent combined Federal and State effective tax rates equaled 31.39% and 35.70% for the respective six month periods and 34.74% and 37.08% for the respective three month periods. The reduction in the 1997 effective rates primarily resulted from a $258 thousand over accrual of State taxes that was partially offset by a $175 thousand deferred tax adjustment for the fiscal March 31, 1997 year-end.

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

As depicted in FSCM's Consolidated Statement of Cash Flows, the operating and financing activities are generally net sources of liquidity and investing activities are net uses of liquidity. For the six months ended September 30, 1997, sources of cash were primarily provided by the net increase in deposits over the reduction in repurchase agreements and uses of cash were primarily to finance the net increase in loans and leases and, on a temporary basis at September 1997, provided for an increase in federal funds sold. The resulting net change in cash and due from banks reflected increases of $2.262 million and $3.810 million for the six months ended September 30, 1997 and 1996.

Balance Sheet

Overview

Assets totaled $483.0 million at September 30, 1997, an increase of $37.3 million, or 8.37%, from March's total of $445.7 million. The increase was primarily distributed between net loans and leases ($10.2 million) and federal funds sold ($25.5 million). The federal funds sold growth primarily reflected a temporary abundance of funds due to deposit growth exceeding new loan demand. Funding growth was provided by the net increase in deposits ($47.8 million) over the decrease in repurchase agreements ($14.6 million).

Loans and Direct Financing Leases

Loans and leases increased $11.002 million, or 3.71%, between September 30, and March 31, 1997. The principal area of growth centered in the consumer financing area, which increased $11.7 million and was primarily comprised of indirect financing arrangements that TRIB purchased from dealers (e.g. auto, boat and recreational vehicle dealerships) rather than directly financing the consumer. A $4.9 million decrease between periods in commercial and commercial mortgage lending prompted management to commence repayment of some of the correspondent bank participations on TRIB originated credits. In June 1997, TRIB expaned the residential mortgage lending program to encompass a more diversified group of borrowers. All loans generated under the program are sold without recourse to independent investors. TRIB's residential mortgage servicing portfolio totaled $190.6 million and $185.3 million at September 30, and March 31, 1997. The following table presents the September and March 1997 comparative distribution of loans and leases.

                           LOAN AND LEASE DISTRIBUTION

                                                        September 30,  March 31,
        (Dollars in Thousands)                               1997         1997
                                                        -------------  ---------

Commercial, financial and agricultural ...............    $ 89,569     $ 93,502
Direct financing leases ..............................       6,441        5,612
Real  estate:
   Residential mortgage1 .............................      67,414       64,309
   Construction ......................................      30,048       29,790
   Commercial mortgage ...............................      70,721       71,648
Consumer, not secured by a real estate mortgage2 .....      43,279       31,609
                                                          --------     --------
         Total loans and leases ......................    $307,472     $296,470
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

Notes Payable

Notes payable totaled $10 million at both September 30, and March 31, 1997. The change between September 30, 1997 and 1996 average balances in notes payable was due to a November 1996 redemption of the $4.5 million 8.5% notes which was replaced by $10 million 8.0% notes issued the same month.

Capital Resources

As previously discussed under Business Development, in August 1997 FSCM acquired 2,498 shares of Common Stock in a company sponsored tender offer at a price of $90 per share and costs approximating $27,000. Additionally, in July 1997 the $5 million of 9.25% Class F Preferred Stock was redeemed and replaced with a private placement of $5 million of new 9.25% Class A Cumulative Convertible Preferred Stock. The Class F Preferred Stock was not convertible until on or after December 1, 2002; however, the number of Common Stock equivalent shares totaled 32,283 shares and 5,593 shares for the six month and three month periods ended September 30, 1997, respectively. The new Class A Preferred Stock is immediately convertible at the option of the holders into a constant 41,666 shares of FSCM Common Stock.

On July 1, 1997 FSCM granted options to acquire 800 shares of Common Stock at a price of $100 per share exercisable, subject to certain vesting requirements, within the next eight years to certain management officials. Further, FSCM currently anticipates, depending upon the financial performance of FSCM and TRIB, granting additional stock options to other management officials later in the fiscal year. These options were granted under the 1996 Combined Incentive and Nonstatutory Stock Option Plan that was ratified by FSCM's common stockholders at the August 1996 annual meeting which provides for the issuance of options to acquire a total of 20,000 shares of FSCM's Common Stock. Currently, only 800 shares of FSCM's Common Stock have been granted under the Plan and no options have previously been exercised.

Effective for the September 1997 payment, FSCM increased the dividend rate on Common Stock to $2.50 per share per annum from the previous rate of $2.00 per share per annum.

FSCM's capital, as measured by standards established by the federal banking regulators, exceeded those defined for "well capitalized" institutions. The table below sets forth FSCM's ratios as of September 30, and March 31, 1997, as well as the minimum regulatory ratios and capital requirements for "well capitalized" and "adequately capitalized" financial institutions.

                                 CAPITAL RATIOS

                                                         Minimum Capital Required To Be Categorized As:
                                            Actual       Adequately Capitalized       Well Capitalized
                                     -----------------   ----------------------      -------------------
                                      Amount     Ratio      Amount      Ratio        Amount       Ratio
                                     -------    ------      -------     -----        -------      ------
As of September 30, 1997:
  Total  Capital (to Risk
    Weighted Assets) .............   $45,026    13.44%      $26,797      8.00%       $33,497      10.00%
  Tier I Capital (to Risk
    Weighted Assets)  ............    29,563     8.83        13,399      4.00         20,098       6.00
  Tier I Capital (to Average
    Assets)   ....................    29,563     6.44        18,360      4.00         22,950       5.00
As of March 31, 1997:
  Total  Capital (to Risk
    Weighted Assets) .............   $42,840    13.50%      $25,381      8.00%       $31,726      10.00%
  Tier I Capital (to Risk
    Weighted Assets)  ............    27,606     8.70        12,690      4.00         19,035       6.00
  Tier I Capital (to Average
    Assets) ......................    27,606      6.79       16,258      4.00         20,322       5.00


Impact of Recently Issued Statements of Financial Accounting Standards

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which becomes effective for financial statements issued for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held stock or potential Common Stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management believes that adoption of the Statement will not have a material effect on the consolidated financial statements.

FASB has issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management believes that adoption of this Statement will not have a material effect on the consolidated financial statements.

FASB has issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that adoption of this Statement will not have a material effect on the consolidated financial statements.

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST

Part II - Other Information and Signatures


Item 4.  Submission of Matters to a Vote of Security Holders

a)  The Annul Meeting of Stockholders was held August 29, 1997.

b)  The names of the directors who were re-elected at the Annual Meeting were:

    1.  Perry B. Hansen
    2.  Douglas M. Kratz
    3.  John T. Kustes
    4.  Francis P. McCarthy

c)  Details of matters voted upon:

Votes Cast                               For    Against  Withheld   Abstentions
----------                             -------  -------  --------   -----------

    For the election of directors:
    Perry B. Hansen ................   128,385     --       --         378
    Douglas M. Kratz ...............   128,385     --       --         378
    John T. Kustes .................   128,385     --       --         378
    Francis P. McCarthy ............   128,385     --       --         378

For the appointment of McGladrey &
    Pullen, LLP as FSCM's
    independent accountants for the
    fiscal year ending March 31,
    1998 ...........................   128,439   294        --         30


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             10.1 Revolving Business Note executed by FSCM in favor of M&I Bank in the original principal amount of $10,000,000 dated as of July 31, 1997.

             10.2 Amendment, dated August 27, 1997, to Letter Agreement dated as of December 15, 1992 by and between FSCM and M&I Bank.

             10.3 Summary of Material Terms of Directors' and Officers' Liability Policy covering the policy period from October 18, 1997 to October 18, 2000.

        (b)  Reports on Form 8-K

             None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FINANCIAL SERVICES CORPORATION OF THE MIDWEST




Date:  November 13, 1997                By: /s/ Douglas M. Kratz
                                            ------------------------------------
                                            Douglas M. Kratz
                                            Chairman of the Board, CEO, CFO



                                        By: /s/ Jean M. Hanson
                                           -------------------------------------
                                           Jean M. Hanson
                                           Controller (Chief Accounting Officer)