Form 10-Q
period 1997-12-31
FINANCIAL SERVICES CORPORATION OF THE MIDWEST
filed 1998-02-17
CIK 35838

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q



[ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended: December 31, 1997

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: Common Stock, $.50 Par Value, 260,424 Shares

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST

                                      INDEX



Part I -- Financial Information

          Item 1     Unaudited Financial Statements:


                      Consolidated Balance Sheets --
                      December 31, 1997 and March 31, 1997

                      Consolidated Statements of Income --
                      Nine and Three Months Ended December 31, 1997 and 1996

                      Consolidated Statements of Stockholders' Equity -- Nine Months Ended December 31, 1997 and 1996

                      Consolidated Statements of Cash Flows --
                      Nine Months Ended December 31, 1997 and 1996

                      Notes to Consolidated Financial Statements

        Item 2      Management's Discussion and Analysis of the
                      Financial Condition and Results of Operations

Part II -- Other Information and Signatures

FINANCIAL SERVICES CORPORATION OF THE MIDWEST


CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                              (Unaudited)
                                                                                                      -----------------------------
                                                                                                      December 31,        March 31,
                                                                                                         1997               1997
                                                                                                      -----------------------------
ASSETS
Cash and due from banks ......................................................................        $ 17,340           $  16,306
Interest-bearing deposits with other financial institutions...................................           5,048                 131
Investment securities:
    Held-to-maturity (approximate market value December 31, 1997 - $33,723 and
        March 31, 1997 - $39,502).............................................................          33,519              39,805
    Available-for-sale (amortized cost December 31, 1997 - $97,056 and
            March 31, 1997 - $83,336).........................................................          97,860              82,475
Federal funds sold ...........................................................................           9,000                 800
Loans and direct financing leases ............................................................         325,981             296,470
    Less:  Allowance for possible loan and lease losses ......................................          (6,901)             (5,442)
                                                                                                      ----------------------------
        Total loans and leases, net ..........................................................         319,080             291,028
Premises, furniture and equipment, net .......................................................           5,437               5,496
Accrued interest receivable ..................................................................           3,724               2,969
Other real estate, net .......................................................................             214                 594
Other assets .................................................................................           6,231               6,065
                                                                                                      ----------------------------
        Total assets..........................................................................        $497,453            $445,669
                                                                                                      ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
    Noninterest-bearing demand ...............................................................        $ 37,833            $ 36,785
    Interest-bearing:
        N.O.W. accounts ......................................................................          34,577              23,575
        Savings ..............................................................................          37,445              37,777
        Insured money market .................................................................          48,262              38,862
        Other time ...........................................................................         255,760             224,892
                                                                                                     -----------------------------
           Total deposits ....................................................................         413,877             361,891
Accounts payable and accrued liabilities .....................................................           7,135               5,330
Securities sold under agreements to repurchase ...............................................          31,584              38,154
Other short-term borrowings ..................................................................           2,000               1,500
Notes payable ................................................................................          10,000              10,000
Mandatory convertible debentures .............................................................             ---               1,250
                                                                                                     -----------------------------
        Total liabilities ....................................................................         464,596             418,125
                                                                                                     -----------------------------
Stockholders' equity:
Capital stock:
    Preferred, no par value; authorized, 100,000 shares:
        Class A Preferred  Stock,  stated  value  $1,000 per share;  authorized,
           5,000  shares;  issued and  outstanding:  December  31,  1997 - 5,000
           shares; March 31, 1997 - 0 shares .................................................           5,000                 ---
        Class B Preferred Stock, stated value $500 per share; authorized, 1,000 shares;
           issued and outstanding:  December 31, 1997 - 0 shares; March 31, 1997 -
           1,000 shares ......................................................................             ---                 500
        Class C Preferred Stock, stated value $425 per share; authorized, 2,400 shares;.
           issued and outstanding:  December 31, 1997 - 0 shares; March 31, 1997 -
           2,400 shares ......................................................................             ---               1,020
        Class F Preferred Stock, stated value $100 per share; authorized, 50,000 shares;
           issued and outstanding:  December 31, 1997 - 0 shares; March 31, 1997 -
           50,000 shares .....................................................................             ---               5,000
    Common, par value $.50 per share; authorized, 600,000 shares;
        issued:  340,662 shares; outstanding:  December 31, 1997 - 260,424 shares;
        March 31, 1997 - 177,711 shares ......................................................             170                 170
Capital surplus ..............................................................................           2,598               2,634
Net unrealized gain (loss) on available-for-sale securities, net of taxes ....................             531                (568)
Retained earnings ............................................................................          27,209              24,002
Treasury stock ...............................................................................          (2,651)             (5,214)
                                                                                                      ----------------------------
           Total stockholders' equity ........................................................          32,857              27,544
                                                                                                      ----------------------------
          Total liabilities and stockholders' equity..........................................        $497,453            $445,669
                                                                                                      ============================

See accompanying notes to consolidated financial statements.

FINANCIAL SERVICES CORPORATION OF THE MIDWEST

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

                                                                             (Unaudited)          (Unaudited)
                                                                       ------------------------------------------
                                                                          Nine Months Ended    Three Months Ended
                                                                        -----------------------------------------
                                                                             December 31,         December 31,
                                                                        -----------------------------------------
                                                                          1997       1996       1997       1996
                                                                        --------   --------   --------   --------
Interest income:
    Interest and fees on loans and leases ...........................   $ 22,583   $ 20,616   $  7,719   $  7,231
    Interest on investment securities ...............................      5,796      4,369      2,041      1,466
    Interest on federal funds sold ..................................        525        382        166        200
    Interest on interest-bearing deposits with other financial
            institutions ............................................         73        197         71         68
                                                                        --------   --------   --------   --------
        Total interest income .......................................     28,977     25,564      9,997      8,965
                                                                        --------   --------   --------   --------

Interest expense:
    Interest on deposits ............................................     13,701     10,711      4,704      3,814
    Interest on securities sold under agreements to repurchase ......        947      1,817        192        549
    Interest on other short-term borrowings .........................         61         69        161         20
    Interest on notes payable .......................................        600        343        200        152
    Interest on mandatory convertible debentures ....................         69         73         19         24
                                                                        --------   --------   --------   --------
        Total interest expense ......................................     15,378     13,013      5,276      4,559
                                                                        --------   --------   --------   --------
        Net interest income .........................................     13,599     12,551      4,721      4,406
Provision for possible loan and lease losses ........................      2,752      2,000        930        950
                                                                        --------   --------   --------   --------
        Net interest income after provision for possible loan
                   and lease losses .................................     10,847     10,551      3,791      3,456
                                                                        --------   --------   --------   --------
Other income:
    Trust fees ......................................................        427        333        177        133
    Investment securities gains, net ................................        135       --          115       --
    Loan servicing fees .............................................        566        552        191        188
    Gain on sales of loans ..........................................        362        287        156        107
    Service charges on deposit accounts .............................        927        849        318        296
    Insurance commissions ...........................................        289        157         99          8
    Other ...........................................................        710        554        204        193
                                                                        --------   --------   --------   --------
        Total other income ..........................................      3,416      2,732      1,260        925
                                                                        --------   --------   --------   --------
Other expenses:
    Salaries and employee benefits ..................................      4,291      4,706      1,625      1,542
    Occupancy, net ..................................................        675        633        222        209
    Insurance .......................................................        100         86         34         31
    Equipment .......................................................        887        741        312        257
    Data processing .................................................        643        503        224        175
    Advertising .....................................................        475        295        218         65
    Other operating .................................................      1,256      1,662        440        619
                                                                        --------   --------   --------   --------
        Total other expenses ........................................      8,327      8,626      3,075      2,898
                                                                        --------   --------   --------   --------
        Income before income taxes ..................................      5,936      4,657      1,976      1,483
Income taxes ........................................................      1,918      1,725        675        592
                                                                        --------   --------   --------   --------
Net income ..........................................................   $  4,018   $  2,932   $  1,301   $    891
                                                                        ========   ========   ========   ========

Net income available for Common Stock ...............................   $  3,566   $  2,485   $  1,149   $    742
                                                                        ========   ========   ========   ========
Earnings per common share:
    Basic ...........................................................   $  19.73   $  14.07   $   6.09   $   4.20
                                                                        ========   ========   ========   ========
    Diluted .........................................................   $  13.14   $   9.06   $   4.35   $   2.77
                                                                        ========   ========   ========   ========

Weighted average common shares outstanding ..........................    180,701    176,611    188,793    176,611
                                                                        ========   ========   ========   ========
Weighted average common and contingently issuable
     common shares outstanding ......................................    309,283    328,838    302,036    326,961
                                                                        ========   ========   ========   ========

See accompanying notes to consolidated financial statements

FINANCIAL SERVICES CORPORATION OF THE MIDWEST
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                         Net
                                                                                                     Unrealized
                                                                                                     Gain (Loss)
                                                                                                         On
                                                        Preferred Stock                               Available-
Nine Months Ended                             -----------------------------------   Common   Capital  For-Sale    Retained  Treasury
December 31, 1997 (Unaudited)                 Class A   Class B  Class C  Class F   Stock    Surplus  Securities1 Earnings   Stock
                                              --------------------------------------------------------------------------------------
Balance at March 31, 1997 .................    $   --  $   500   $1,020   $ 5,000   $   170  $ 2,634   $  (568)    $24,002  $(5,214)
Net income ................................        --       --       --        --        --       --        --       4,018       --
Change in net unrealized gain (loss) on
   available-for-sale securities1 .........        --       --       --        --        --       --     1,099          --       --
Redemption of Class F Preferred ...........        --       --       --    (5,000)       --       --        --          --       --
Issuance of Class A Preferred .............     5,000       --       --        --        --       --        --          --       --
Purchase of 2,498 shares of
    Treasury Stock and costs ..............        --       --       --        --        --       --        --          --     (253)
Sale of 100 shares Treasury Stock .........        --       --       --        --        --        6        --          --        4
Conversion of mandatory convertible
    debentures into 50,000 shares of
    Common Stock from Treasury Stock ......        --       --       --        --        --     (402)       --          --    1,652
Conversion of Class B Preferred into 11,111
    shares Common Stock from
    Treasury Stock ........................        --     (500)      --        --        --      133        --          --      367
Conversion of Class C Preferred into 24,000
    shares Common Stock from
    Treasury Stock ........................        --       --   (1,020)       --        --      227        --          --      793
Cash dividends declared:
   Class A Preferred, $44.97 per share ....        --       --       --        --        --       --        --        (225)      --
   Class B Preferred, $35.79 per share ....        --       --       --        --        --       --        --         (36)      --
   Class C Preferred, $27.09 per share ....        --       --       --        --        --       --        --         (65)      --
   Class F Preferred, $3.30 per share .....        --       --       --        --        --       --        --        (165)      --
   Common, $1.75 per share ................        --       --       --        --        --       --        --        (320)      --
                                              -------- -------  -------   -------  --------   -------  -------     -------  -------
Balance at December 31, 1997 ..............   $ 5,000  $    --  $    --   $    --  $    170   $ 2,598  $   531     $27,209  $(2,651)
                                              =======  =======  =======   =======  ========   =======  =======     =======  =======



Nine Months Ended
December 31, 1996 (Unaudited)

Balance at March 31, 1996 .................   $   --   $   500  $ 1,020   $ 5,000  $    170   $ 2,574  $  (422)    $20,694  $(5,249)
Net income                                        --        --       --        --        --        --       --       2,932       --
Change in net unrealized gain (loss) on
   available-for-sale securities1 .........       --        --       --        --        --        --      165          --       --
Cash dividends declared:
   Class B Preferred, $34.85 per share ....       --        --       --        --        --        --       --         (35)      --
   Class C Preferred, $27.09 per share ....       --        --       --        --        --        --       --         (65)      --
   Class F Preferred, $6.94 per share .....       --        --       --        --        --        --       --        (347)      --
   Common, $1.50 per share ................       --        --       --        --        --        --       --        (265)      --
                                              ------   -------   -------   -------  -------    -------  ------     -------  -------
Balance at December 31, 1996 ..............   $   --   $   500   $ 1,020   $ 5,000  $   170    $ 2,574  $ (257)    $22,914  $(5,249)
                                              ======   =======   =======   =======  ========   =======  ======     =======  =======

1 Net of taxes

See accompanying notes to consolidated financial statements.

FINANCIAL SERVICES CORPORATION OF THE MIDWEST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                        (Unaudited)
                                                                                    --------------------
                                                                                     Nine Months Ended
                                                                                        December 31,
                                                                                    --------------------
                                                                                     1997         1996
                                                                                    --------------------
Cash Flows From Operating Activities:
Net income ......................................................................   $  4,018    $  2,932
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...............................................        838         937
    Provision for possible loan and lease losses ................................      2,752       2,000
    Investment securities gains, net ............................................       (135)         --
    Investment amortization, net ................................................         58         183
    Loans and leases originated for sale ........................................    (51,485)    (25,928)
    Proceeds from sales of loans and leases .....................................     48,808      35,057
    Gain on sales of loans and leases ...........................................       (362)       (287)
    Increase in interest receivable .............................................       (755)       (525)
    Increase in interest payable ................................................        486         667
    Increase in other assets ....................................................       (619)     (1,068)
    Increase in other liabilities ...............................................      1,319         624
                                                                                    --------    --------
Net cash provided by operating activities .......................................      4,923      14,592
                                                                                    --------    --------

Cash Flows From Investing Activities:
Net (increase) decrease in federal funds sold ...................................     (8,200)      5,700
Net increase in interest-bearing deposits with other financial institutions .....     (4,917)       (116)
Purchase of investment securities held-to-maturity ..............................       (175)    (14,542)
Proceeds from maturity or call of investment securities held-to-maturity ........      6,500      10,000
Purchase of investment securities available-for-sale ............................    (31,684)    (12,629)
Proceeds from maturity or call of investment securities available-for-sale ......      5,976       9,784
Proceeds from sales of investment securities available-for-sale .................     12,026          --
Net increase in loans and leases ................................................    (27,765)    (38,149)
Purchase of premises, furniture and equipment ...................................       (892)       (426)
Other investing activities, net .................................................        380         264
                                                                                    --------    --------
Net cash used in investing activities ...........................................    (48,751)    (40,114)
                                                                                    --------    --------

Cash Flows From Financing Activities:
Net increase in deposits ........................................................     51,986      39,652
Net increase (decrease) in short-term borrowings ................................        500        (276)
Net decrease in securities sold under agreements to repurchase ..................     (6,570)     (9,338)
Proceeds from notes payable .....................................................         --      10,000
Payments on note payable ........................................................         --      (4,500)
Redemption of Preferred Stock ...................................................     (5,000)         --
Proceeds from issuance of Preferred Stock .......................................      5,000          --
Treasury Stock purchase and costs ...............................................       (253)         --
Sale of Treasury Stock ..........................................................         10          --
Cash dividends paid on Preferred Stock ..........................................       (491)       (447)
Cash dividends paid on Common Stock .............................................       (320)       (265)
                                                                                    --------    --------
Net cash provided by financing activities .......................................     44,862      34,826
                                                                                    --------    --------

Net increase in cash and due from banks .........................................      1,034       9,304
Cash and due from banks at the beginning of the year ............................     16,306      14,423
                                                                                    --------    --------
Cash and due from banks at the end of the period ................................   $ 17,340    $ 23,727
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

2.   Supplemental Disclosures of Cash Flow Information - Cash paid for:

                                                   Nine Months Ended
                                                      December  31,
                                                  --------------------
                                                    1997        1996
       (Dollars in Thousands)                     --------------------

       Interest...............................    $14,892     $ 12,346
       Income taxes ..........................      2,356        1,895

     In November 1997, $500,000 mandatory convertible debentures ("MCDs") were converted into 20,000 shares of Common Stock. On December 31, 1997, the remaining MCDs of $750,000, the $500,000 Class B Preferred Stock and the $1,020,000 Class C Preferred Stock were converted into 30,000 shares, 11,111 shares and 24,000 shares, respectively, of Common Stock.

3.   Earnings Per Common Share Data

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the respective periods. Dilutive earnings per share is calculated by dividing net income by the weighted average number of Common Stock and common stock equivalents outstanding for the respective periods. The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" did not affect prior year share data.

     On July 1, 1997 FSCM granted certain management officials options to acquire 800 shares of Common Stock at an exercise price of $100 per share subject to certain vesting requirements and expire within the next eight years. These options were granted under the 1996 Combined Incentive and Nonstatutory Stock Option Plan that was ratified by FSCM's common stockholders at the August 1996 annual meeting which provides for the issuance of options to acquire a total of 20,000 shares of FSCM's Common Stock. Currently, only 800 shares of FSCM's Common Stock have been granted under the Plan of which 160 shares were exercisable at December 31, 1997 and no options have previously been exercised. The exercise price of the options exceeded the Common Stock's fair market value, both at time of issuance and current (which approximated $85 and $90 per share for the respective periods); therefore, no compensation costs have been recognized for said options.

     The following information was used in the computation of earnings per common share on both a basic and diluted basis for the respective periods.

                                                                   Nine Months Ended        Three Months Ended
                                                                     December 31,               December 1,
                                                                ----------------------    ----------------------
                                                                  1997          1996        1997         1996
(Dollars in Thousands)                                          ---------    ---------    ---------    ---------
Net income ..................................................   $   4,018    $   2,932    $   1,301    $     891
Accrued preferred dividends .................................        (452)        (447)        (152)        (149)
                                                                ---------    ---------    ---------    ---------
   Basic earnings ...........................................       3,566        2,485        1,149          742
Accrued convertible preferred dividends .....................         452          447          152          149
Mandatory convertible debentures interest expense, net of tax          45           48           12           16
                                                                ---------    ---------    ---------    ---------
   Diluted earnings .........................................   $   4,063    $   2,980    $   1,313    $     907
                                                                =========    =========    =========    =========

Weighted average common shares outstanding1,3 ...............     180,701      176,611      188,793      176,611
Weighted average common shares issuable upon conversion of:
   Class A Preferred Stock2 .................................      26,515         --         41,666         --
   Class B Preferred Stock3 .................................      11,071       11,111       10,990       11,111
   Class C Preferred Stock3 .................................      23,913       24,000       23,739       24,000
   Class F Preferred Stock2 .................................      21,483       67,116         --         65,239
   Mandatory convertible debentures3 ........................      45,600       50,000       36,848       50,000
                                                                ---------    ---------    ---------    ---------
      Weighted average common and contingently issuable
         common shares outstanding ..........................     309,283      328,838      302,036      326,961
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

    3 In November 1997, $500 MCDs were converted into 20,000 shares of Common Stock. On December 31, 1997, the remaining MCDs of $750, the $500 Class B Preferred Stock and the $1,020 Class C Preferred Stock were converted into 30,000 shares, 11,111 shares and 24,000 shares, respectively, of Common Stock.

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Business Development

In May 1997, FSCM extended a tender offer to all shareholders of Common Stock. The offer terminated on August 13 with a total of 2,498 shares of Common Stock exchanged for $90 cash per share and was funded, including costs of $28,000, with cash on hand.

In July 1997, FSCM reclassified the Class A Cumulative Convertible Preferred Stock to Class F Cumulative Convertible Preferred Stock ("Class F Preferred Stock"). On July 10, 1997, FSCM redeemed the $5 million 9.25% Class F Preferred Stock at a redemption price of $100 per share as provided in the terms of the Class F Preferred Stock. Funding for the retirement of the Class F Preferred Stock was provided through the issuance of $5 million of new 9.25% Class A Cumulative Convertible Preferred Stock ("Class A Preferred Stock"). Each share of the Class A Preferred Stock has a stated value of $1,000 per share and is immediately convertible, at the option of the holder, into 8-1/3 shares of Common Stock. All of the Class A Preferred Stock was issued to principal shareholders of FSCM who are also executive officers and directors of FSCM and THE Rock Island Bank, N.A. ("TRIB").

In November 1997, holders of $500,000 in MCDs exercised their options and converted the MCDs into 20,000 shares of Common Stock. On December 31, 1997, the remaining MCDs of $750,000, the $500,000 Class B Preferred Stock and the $1,020,000 Class C Preferred Stock were converted into 30,000 shares, 11,111 shares and 24,000 shares, respectively, of Common Stock. For further information, please refer to Capital Resources.

Income Statement

Overview

Net income of $1,301,000 was earned during the three months ended December 31, 1997, resulting in the nine-month net income totaling $4,018,000 as compared to December 1996's comparable three and nine month net income of $891,000 and $2,932,000, respectively. Earnings per diluted common share equaled $13.14 and $9.06 for the nine months ended December 31, 1997 and 1996 ("fiscal 1998" and "fiscal 1997"), respectively, and $4.35 and $2.77 for the respective three-month periods. Annualized net income stated as a percentage of average assets (return on assets) equaled 1.15% and 0.98% for fiscal 1998 and 1997, respectively. Annualized net income available to common stockholders stated as a percentage of average common equity (return on equity) equaled 20.33% and 17.66% for fiscal 1998 and 1997, respectively. FSCM's Peer Group ROA and ROE ratios equaled 1.21% and 13.64%, respectively. FSCM's Peer Group is defined as bank holding companies with consolidated assets between $300 million and $500 million. The Peer Group numbers presented here and throughout the report are as of September 30, 1997--which is the most recent data available.

Changes in net income between the nine- and three-month periods ended December 31, 1997 and 1996 were as follows. Further discussion relating to these changes can be found throughout the remaining Management's Discussion and Analysis section of this report.

                                                             Change in Income
                                                           --------------------
                                                             Nine        Three
(Dollars in Thousands)                                      Months       Months
                                                           -------      -------
Interest income ......................................     $ 3,413      $ 1,032
Interest expense .....................................      (2,365)        (717)
                                                           -------      -------
Net interest income ..................................       1,048          315
Provision for possible loan and lease losses .........        (752)          20
Other income .........................................         684          335
Other expenses .......................................         299         (177)
Income taxes .........................................        (193)         (83)
                                                           -------      -------
Net increase in net income ...........................     $ 1,086      $   410
                                                           =======      =======

The efficiency and overhead ratios are two commonly used performance measurements. Both measure the coverage of operating expense by net interest income. In the efficiency ratio, other income is added to net interest income and in the overhead ratio other income is netted against operating expense. Lower ratios generally reflect better performance and therefore are considered more favorable. FSCM's ratios as of December 31, 1997 and 1996 and the Peer Group's efficiency ratio are presented below. The improvement in the ratios between the nine-month comparative periods primarily resulted from the combined effect of increased net interest income and other income and decreased operating expense between periods.
                                                   FSCM
                                         --------------------------
                                         December 31,  December 31,      Peer
                                             1997         1996           Group
                                         ------------  ------------   ----------

Efficiency Ratio ..................         49.33%        56.44%         61.37%
Overhead Ratio ....................         37.11         49.96            N/A

Net Interest Income

As reflected in the following two tables, the $1,048,000 increase in net interest income between fiscal 1998 versus fiscal 1997 primarily resulted from growth in investments and in loans which was funded by increases in time deposits. The increase due to growth compensated for the 36 basis point decrease in yield of interest-earning assets or 8.84% from 9.20% for fiscal 1998 and fiscal 1997, respectively, and for the three basis point increase in cost of interest-bearing liabilities or 5.21% from 5.18% for fiscal 1998 and fiscal 1997, respectively. The resulting net interest margin, net interest income divided by average interest-earning assets, decreased to 4.15% from 4.52% for fiscal 1998 and fiscal 1997, respectively. The Peer Group comparative yield, cost and margin equaled 8.28%, 4.44% and 4.65%, respectively.

The decreased yield on interest-earning assets was primarily due to the 53 basis point decrease in yield of loans which equaled 10.02% in fiscal 1998 versus
10.55% in fiscal 1997 compared to Peer Group's yield on loans and leases of 9.38%. Loan and lease fees included in interest income decreased $892,000 between periods to equal $376,000 from $1,268,000 for fiscal 1998 and fiscal 1997, respectively. This decrease was primarily the result of increased deferral of loan fees, which will be amortized into interest income as loan fees over the life of the related loans. The unfavorable impact of the decreased fees on fiscal 1998 yield of loans and leases as compared to fiscal 1997's yield was approximately 39 basis points.

Part of the increase in time deposit balances and the majority of the decrease in repurchase agreements balances were due to the shift of $17.5 million in State funds between the two types of accounts.

                   AVERAGE BALANCE AND INTEREST RATE ANALYSIS

                                                                                          Nine Months Ended
                                                             -----------------------------------------------------------------------
    (Dollars in Thousands)                                          December 31, 1997                         December 31, 1996
                                                             ------------------------------------  ---------------------------------
                                                                                         Average                             Average
                                                             Average                     Annual      Average                  Annual
                             ASSETS                          Balance      Interest        Rate       Balance     Interest      Rate
    ------------------------------------------------        -------------------------------------  ---------------------------------
    Interest-bearing deposits with other
        financial institutions ........................     $  1,580      $     73          6.16%  $  4,923     $    197       5.34%
    Investment securities .............................      122,332         5,796          6.32     95,698        4,369       6.09
    Federal funds sold ................................       12,562           525          5.57      9,572          382       5.32
    Loans and leases, net1 ............................      300,653        22,583         10.02    260,449       20,616      10.55
                                                            ----------------------                 ---------------------
        Total interest-earning assets .................     $437,127        28,977          8.84   $370,642       25,564       9.20
                                                            ======================                 =====================
                         LIABILITIES
    Savings deposits ..................................     $110,645         2,753          3.32   $ 86,693        1,900       2.92
    Time deposits .....................................      244,421        10,948          5.97    193,692        8,811       6.07
    Federal funds purchased ...........................           87             4          6.13        135            6       5.93
    Securities sold under agreements to repurchase ....       25,769           947          4.90     46,469        1,817       5.21
    Other short-term borrowings .......................        1,440            57          5.28      1,392           63       6.03
    Notes payable .....................................       10,000           600          8.00      5,480          343       8.35
    Mandatory convertible debentures ..................        1,143            69          8.05      1,250           73       7.79
                                                            ----------------------                 ---------------------
        Total interest-bearing liabilities ............     $393,505        15,378          5.21   $335,111       13,013       5.18
                                                            ========      --------                 ========     --------
    Net interest income ...............................                   $ 13,599                              $ 12,551
                                                                          ========                              ========
    Net interest margin (net interest income
        divided by average total interest-
        earning assets) ...............................                                    4.15%                               4.52%
                                                                                           =====                               =====

1 Nonaccruing loans and leases are included in the average balance. Loan and lease fees of $376 and $1,268 for the nine months ended December 31, 1997 and 1996, respectively, are included in interest income on loans and leases.

                           INTEREST VARIANCE ANALYSIS

                                                                       Nine Months Ended
                                                              December 31, 1997 vs. December 31, 1996
                                                              ---------------------------------------
                                                                      Increase (Decrease)
                                                                       Due to Change in1
                                                              ---------------------------------------
                                                                  Average    Average     Total
                                                                  Balance      Rate      Change
(Dollars In Thousands)                                        ---------------------------------------
Interest income:
    Interest-bearing deposits with other financial institutions   $  (134)   $    10    $  (124)
    Investment securities .....................................     1,216        211      1,427
    Federal funds sold ........................................       119         24        143
    Loans and leases ..........................................     3,182     (1,215)     1,967
                                                                  -------    -------    -------
       Total interest income ..................................     4,383       (970)     3,413
                                                                  -------    -------    -------

Interest expense:
    Savings deposits ..........................................       525        328        853
    Time deposits .............................................     2,308       (171)     2,137
    Federal Funds purchased ...................................        (2)        --         (2)
    Securities sold under agreements to repurchase ............      (809)       (61)      (870)
    Short-term borrowings .....................................         2         (8)        (6)
    Notes payable .............................................       283        (26)       257
    Mandatory convertible debentures ..........................        (6)         2         (4)
                                                                  -------    -------    -------
       Total interest expense .................................     2,301         64      2,365
                                                                  -------    -------    -------
Change in net interest income .................................   $ 2,082    $(1,034)   $ 1,048
                                                                  =======    =======    =======

1 The change in interest due to the volume and rate has been allocated to the change in average rate. Nonaccruing loans and leases are included in average balance. Loan and lease fees of $376 and $1,268 for the nine months ended December 31, 1997 and 1996, respectively, are included in the interest income on loans and leases.

Provisions for Possible Loan and Lease Losses

The amounts of the provisions for possible loan and lease losses equaled $2,752,000 and $2,000,000 for fiscal 1998 and 1997, respectively, and $930,000 and  $950,000  for the  respective  three  month  periods.  The  amounts  of the provisions were based on management's assessment of the adequacy of the allowances for possible loan and lease losses in relation to both total loans and leases  and  nonperforming  loans  (those  past-due  90 days or more or in a nonaccrual status). The allowances, stated as a percentage of non-performing loans and leases, equaled 193.47% and 162.29% as of December 31, 1997 and 1996, respectively. FSCM's comparative Peer Group ratio equaled 293.91%. The allowances, stated as a percentage of total loans and leases, equaled 2.12% and 1.94% at December 31, 1997 and 1996, respectively, and the Peer Group ratio equaled 1.34%. Net charge-offs for fiscal 1998 and fiscal 1997 totaled
$1,293,000 and $955,000, respectively, and for the respective three-month periods totaled $319,000 and $133,000. The ratios of net losses to average loans and leases for the nine months ended December 31, 1997 and 1996 equaled 0.57% and 0.49%, respectively, as compared to the ratio for the twelve months ended March 31, 1997 of 0.57% or the Peer Group ratio of 0.19%.

Other Income

Other income totaled $3,416,000 and $2,732,000 for the nine months ended December 31, 1997 and 1996, respectively, an increase of $684,000 or 25.04%. The ratios of annualized fiscal 1998 and 1997 other income, excluding net investment security gains, to average assets equaled 0.94% and 0.92%, respectively, as compared to the Peer Group ratio of 0.93%. Other income for the three-month periods ended December 31, 1997 and 1996 equaled $1,260,000 and $925,000, respectively.

For the nine and three month periods ended December 31, 1997, net investment securities gains totaled $135,000 and $115,000, respectively, in contrast to no investment gains in either December 31, 1996 periods. Additionally, syndication fees on credit financing arrangements increased $95,000 between fiscal 1998 and 1997 and comprised the majority of the $156,000 increase in other miscellaneous income.

Other Expenses

Other expenses totaled $8,327,000 and $8,626,000 for the nine months ended, and $3,075,000 and $2,898,000 for the three months ended, December 31, 1997 and 1996, respectively. The change in other expenses between years was due primarily to increased deferral in fiscal 1998 of direct loan related expenses that will be amortized over the life of the related loans. The increased deferrals reduced salaries and employee benefits by $1,225,000 and $414,000 for the nine and three months ended December 31, 1997, respectively, and reduced other operating expenses by $113,000 and $23,000, respectively. Other expense, stated as an annualized percentage of average assets, equaled 2.38% and 2.89% for fiscal 1998 and fiscal 1997, respectively, and compared favorably to the Peer Group ratio of 3.18%. The deferral of direct loan related expense favorably impacted fiscal 1998's ratio by 38 basis points.

The number of full-time equivalent employees increased to 203 as of December 31, 1997 as compared to 182 and 184 at March 31, 1997 and December 31, 1996, respectively. Salaries and employee benefits equaled $4,291,000 and $4,706,000 for fiscal 1998 and 1997, respectively, and $1,625,000 and $1,542,000 for the respective three month periods. Annualized personnel expense, stated as a percentage of average assets equaled 1.22% and 1.58% for the respective periods as compared to the Peer Group ratio of 1.69%. The impact on fiscal 1998's ratio of the aforementioned deferred costs was 35 basis points.

The $140,000 increase in data processing expense between the fiscal 1998 and fiscal 1997 ($49,000 between the three-month periods) was primarily due to increased number of accounts, both deposit and loan, supported by the third-party service vendor. Other operating expense equaled $1,256,000 and $1,662,000 for fiscal 1998 and fiscal 1997, respectively, and $440,000 and $619,000 for the respective three month periods. The reduction in expenses in both periods ended December 31, 1997 as compared to 1996 primarily resulted from the combination of the previously discussed deferred direct loan expense. Further, fiscal 1997 expense included a $140,000 charge related to the acceleration of amortization of note offering costs due to prepayment.

Income Taxes

Income taxes totaled $1,918,000 and $1,725,000 for the respective nine-month periods and $675,000 and $592,000 for the respective three-month periods ended December 31, 1997 and 1996. The equivalent combined Federal and State effective tax rates equaled 32.31% and 37.04% for the respective nine-month periods and 34.16% and 39.92% for the respective three-month periods. The reduction in the effective tax rates for the periods ended December 31, 1997 primarily resulted from a $258 thousand over accrual of State taxes that was partially offset by a $175 thousand deferred tax adjustment for the fiscal March 31, 1997 year-end.

Risk Management

Risk management encompasses many different types of risk, including credit risk, liquidity risk and interest rate risk. Regulatory agencies have modified their examination procedures to rate the exposure of financial institutions to risk by the various types of risk, the direction of change in the risk, and management's ability to monitor and control each type of risk. FSCM utilizes the expertise of both in-house personnel and at times outside consultants to perform loan reviews to monitor loan documentation, ensure compliance with internal policies and governmental regulations, and maintain the internal loan and lease watch list. Internal audit and compliance staff are also utilized to provide on-going operational audits and review of regulatory compliance. In addition, management continues to cautiously assess the risks associated with the potential future impact of adverse changes in the overall economic climate and more stringent regulatory standards and requirements. Management monitors the liquidity position of FSCM in order to provide for future liquidity requirements as well as maintain an acceptable return on assets. Further, computer simulation modeling is used to assess the interest rate sensitivity characteristics of assets and liabilities and predict possible impacts of new marketing and product development strategies.

Management has commenced preparation for the "Year 2000" in terms of reviewing, identifying, correcting and testing any potential risk exposures associated with the inability of certain computer hardware and software components to function into the new millenium. In addition, management is also taking steps to ascertain the readiness of major vendors and significant borrowers to identify and reduce potential operations and credit risk exposures to FSCM associated with Year 2000 preparedness. Management has budgeted expenditures of approximately $100,000 in the forthcoming year for identification and correction of Year 2000 issues.

As depicted in FSCM's Consolidated Statement of Cash Flows, the operating and financing activities are generally net sources of liquidity and investing activities are net uses of liquidity. For the nine months ended December 31, 1997, sources of cash were primarily provided by the net increase in deposits over the reduction in repurchase agreements and uses of cash were primarily to finance the net increase in loans and leases.

Balance Sheet

Overview

Assets totaled $497,453,000 at December 31, 1997, an increase of $51,784,000, or 11.62%, from March's total of $445,669,000. The increase was primarily distributed between net loans and leases and investment securities which increased $28,052,000 and $9,079,000, respectively. The asset growth was funded by a $51,986,000 net increase in deposits partially offset by a $6,570,000 decrease in repurchase agreements. FSCM's annualized rate of asset growth equaled 15.49% as compared to the Peer Group growth rate of 12.14%.

Investment Securities

Fiscal 1998's net investment securities gains of $135,000 was the net result of a $49,000 loss from the sale of $11,501,000 in available-for-sale agency securities by TRIB when repositioning the portfolio and a $184,000 gain from the sales and call of $565,000 in financial institution stocks by FSCM.

Loans and Direct Financing Leases

Net loans and leases increased $28,052,000, or 9.64%, between December 31, and March 31, 1997. The ratio of net loans and leases to total assets as of December 31, 1997 and March 31, 1997 equaled 64.14% and 65.30%, respectively, while FSCM's comparable Peer Group ratio equaled 61.60%. The principal area of growth centered in the consumer financing area, which increased $13,976,000 and was primarily comprised of indirect financing arrangements that TRIB purchased from dealers (e.g. auto, boat and recreational vehicle dealerships) rather than directly financing the consumer. The $6,670,000 growth in the residential mortgage portfolio primarily reflects a temporary rise due to the increased level of loan activity generated by the current low interest rate environment in terms of both new purchase and refinance loan volume. TRIB's residential mortgage servicing portfolio totaled $195,668,000 and $185,295,000 at December 31, and March 31, 1997, respectively. The following table presents the December and March 1997 comparative distribution of loans and leases.

                           LOAN AND LEASE DISTRIBUTION

                                                        December  31,  March 31,
        (Dollars in Thousands)                              1997         1997
------------------------------------------------------  ------------------------

Commercial, financial and agricultural ...............     $ 94,353     $ 93,502
Direct financing leases ..............................        9,708        5,612
Real estate:
   Residential mortgage1 .............................       70,979       64,309
   Construction ......................................       32,292       29,790
   Commercial mortgage ...............................       73,064       71,648
Consumer, not secured by a real estate mortgage2 .....       45,585       31,609
                                                           ---------------------
         Total loans and leases ......................     $325,981     $296,470
                                                           =====================

1 Includes first mortgages pending conclusion of their sale to outside investors, such as the Federal Home Loan Mortgage Corporation ("Freddie Mac"), Fannie Mae and the Illinois Housing Development Authority ("IHDA"); home equity lines of credit; home improvement loans; and consumer loans for which junior liens were taken as primary and secondary sources of security. 2 Consumer loans, both direct and indirect and credit card plans.

Notes Payable

Notes payable totaled $10,000,000 at both December 31, and March 31, 1997. The change in average notes payable balances between December 31, 1997 and 1996 was due to the November 1996 redemption of $4.5 million 8.5% notes. The notes were replaced during the same month by a new issuance of $10 million at 8.0%.

Capital Resources

In August 1997 FSCM acquired 2,498 shares of Common Stock in a company sponsored tender offer at a price of $90 per share and costs approximating $28,000. Additionally, in July 1997 the $5,000,000 of 9.25% Class F Preferred Stock was redeemed and replaced with a private placement of $5,000,000 of new 9.25% Class A Cumulative Convertible Preferred Stock. The new Class A Preferred Stock is immediately convertible at the option of the holders into 41,666 shares of FSCM Common Stock. In November 1997, holders of $500,000 in MCDs exercised their options and converted the MCDs into 20,000 shares of Common Stock. On December 31, 1997, the remaining MCDs of $750,000, the $500,000 Class B Preferred Stock and the $1,020,000 Class C Preferred Stock were converted into 30,000 shares, 11,111 shares and 24,000 shares, respectively, of Common Stock. In summary, capital increased by $1,007,000, the net of the $1,250,000 MCD conversions less the $243,000 net reduction associated with Treasury Stock transactions. The redemption and issuance of the Class A Preferred Stock and the conversions of the Class B and Class C Preferred Stock into common stock from Treasury had no net impact on total capital. At December 31, 1997 a total of 260,424 shares of Common Stock were outstanding as compared to 177,711 shares outstanding at March 31, 1997.

On July 1, 1997 FSCM granted certain management officials options to acquire 800 shares of Common Stock at an exercise price of $100 per share. The options are subject to certain vesting requirements and expire within the next eight years. In addition, the options were granted under the 1996 Combined Incentive and Nonstatutory Stock Option Plan that was ratified by FSCM's common stockholders at the August 1996 annual meeting which provides for the issuance of options to acquire a total of 20,000 shares of FSCM's Common Stock. Currently, only 800 shares of FSCM's Common Stock have been granted under the Plan of which 160 shares were exercisable at December 31, 1997 and no options have previously been exercised. The exercise price of the options exceeded the Common Stock's fair market value, both at time of issuance and current (which approximated $85 and $90 per share for the respective periods); therefore, no compensation costs have been recognized for said options.

Effective for the September 1997 payment, FSCM increased the dividend rate on Common Stock to $2.50 per share per annum from the previous rate of $2.00 per share per annum.

Total stockholders' equity increased $5,313,000, or 19.29%, to equal $32,857,000 at December 31, 1997 as compared to $27,544,000 at March 31, 1997. On an annualized basis, FSCM's equity growth rate was 25.72% as compared to the Peer Group growth rate of 15.36%. The $1,250,000 MCD conversion impacted the annualized equity growth rate by 6.05%.

FSCM's capital, as measured by standards established by the federal banking regulators, exceeded those defined for "well capitalized" institutions. The table below sets forth FSCM's ratios as of December 31, and March 31, 1997, as well as the minimum regulatory ratios and capital requirements for "well capitalized" and "adequately capitalized" financial institutions. The $1,250,000 MCD conversion increased Tier I capital ratio by 36 basis points.

                                 CAPITAL RATIOS

                                                                   Minimum Capital Required To Be Categorized As:
                                                                   ----------------------------------------------
                                                        Actual       Adequately Capitalized    Well Capitalized
                                                    --------------   ----------------------    ----------------
                                                     Amount  Ratio    Amount         Ratio     Amount    Ratio
                                                    --------------   ----------------------    ----------------
             As of December 31, 1997:
                 Total  Capital (to Risk
                   Weighted Assets) .............   $46,325  13.07%   $28,363        8.00%    $35,453    10.00%
                 Tier I Capital (to Risk
                   Weighted Assets)  ............    31,863   8.99     14,181        4.00      21,272     6.00
                 Tier I Capital (to Average
                   Assets) ......................    31,863   6.83     17,858        4.00      22,323     5.00
             As of March 31, 1997:
                 Total  Capital (to Risk
                   Weighted Assets) .............   $42,840  13.50%   $25,381        8.00%    $31,726    10.00%
                 Tier I Capital (to Risk
                   Weighted Assets)  ............    27,606   8.70     12,690        4.00      19,035     6.00
                 Tier I Capital (to Average
                   Assets) ......................    27,606   6.79     16,258        4.00      20,322     5.00

Impact of Recently Issued Statements of Financial Accounting Standards

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to disclose a measure of all changes in equity that result from recognized transactions. Currently, FSCM's comprehensive income would include net income and the change in net unrealized gain (loss) on available-for-sale securities, net of taxes.

The FASB has issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that adoption of this Statement will not have a material effect on the consolidated financial statements.

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


                                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST




Date:  February 13, 1998                    By: /s/ Douglas M. Kratz
                                                --------------------------------
                                                Douglas M. Kratz
                                                Chairman of the Board, CEO, CFO



                                            By: /s/ Jean M. Hanson
                                                --------------------------------
                                                Jean M. Hanson
                                                Vice President, Controller, CAO