Form 10-K
period 1998-03-31
FINANCIAL SERVICES CORPORATION OF THE MIDWEST
filed 1998-06-05
CIK 35838

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K


[  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the Fiscal year ended:  March 31, 1998

       Commission file number:  0-8673

                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             36-2301786
---------------------------------                            -------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

224 - 18th Street, Suite 202, Rock Island, Illinois              61201-8737
---------------------------------------------------              ----------
   (Address of principal executive offices)                      (Zip Code)

                  Registrant's telephone number: (309) 794-1120

           Securities registered pursuant to Section 12(g) of the Act:

              9.25% Class F Cumulative Convertible Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes (X)   No ( )

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 1998 (excluding the reported beneficial ownership of all directors, officers and beneficial owners of more than 5% of the registrant's voting stock; however, this does not constitute an admission of affiliate status for any of these holders) was $9,590,000. The Common Stock of the registrant, which is the registrant's only voting stock, is not actively traded or regularly quoted. However, for the reasons stated in Item 5 of this Report, the amount shown is calculated on the basis of $120.00 per share for the Common Stock. The number of shares outstanding of the registrant's Common Stock as of April 30, 1998 was 260,424 shares of $.50 per share par value Common Stock.

The exhibit index may be found on pages __ through __ herein.

Part I

Item 1.  Business

(a) Business Development

Financial Services Corporation of the Midwest ("FSCM") is a one-bank holding company incorporated in 1973 under Delaware law and registered under the Bank
Holding Company Act of 1956, as amended (the "Holding Company Act"). FSCM's principal place of business is located at 224 - 18th Street, Suite 202, Rock Island, Illinois. FSCM owns all of the outstanding shares of THE Rock Island Bank, National Association ("TRIB"), which has its principal place of business in Rock Island, Illinois. In 1974, FSCM acquired all outstanding shares of TRIB, then an Illinois state banking corporation. On November 1, 1995, TRIB became a national bank and relocated its official office from Rock Island, Illinois to Bettendorf, Iowa. TRIB's trade area includes both Iowa and Illinois Quad City communities. TRIB is a member of the Federal Reserve System, and the Federal Deposit Insurance Corporation ("FDIC") insures its deposits.

On April 13, 1998, FSCM entered into a merger agreement with Mercantile Bancorporation Inc., St. Louis, Missouri ("Mercantile"). Under the agreement, each of the 302,890 equivalent shares of FSCM's Common Stock would be exchanged for 6.8573 shares, or a total of 2,077,000 shares, of Mercantile's Common Stock. The exchange rate, which was established on March 25, 1998, represented a purchase price of approximately $380 per share totaling $115 million. The calculations of per share and total purchase prices are based on the $55.375 market price for Mercantile's Common Stock as reported by the New York Stock Exchange on March 25, 1998 and are subject to daily market fluctuations.

The merger is subject to various conditions, including approval by FSCM shareholders and regulatory authorities. It is currently anticipated that the merger will be completed on or before September 30, 1998. Mercantile's assets totaled approximately $30 billion at December 31, 1997 and, after the merger, Mercantile's combined assets in the Quad Cities' market area will exceed $800 million.

(b) THE Rock Island Bank, N.A. Financial Information

                                               March 31,    March 31,  March 31,
     (Dollars in Thousands)                       1998        1997        1996
--------------------------------------------   ---------    ---------  ---------

Net interest income ........................    $ 19,056    $ 17,378    $ 14,921
Provision for possible credit losses .......       3,430       2,630       1,905
Total other income .........................       4,569       3,666       3,303
Total other expenses .......................      10,801      10,613      10,084
Income taxes ...............................       3,096       2,835       2,087
                                                --------    --------    --------
Net income .................................    $  6,298    $  4,966    $  4,148
                                                ========    ========    ========
Total assets ...............................    $514,177    $442,371    $386,818
                                                ========    ========    ========

(c) Description of Business

FINANCIAL SERVICES CORPORATION OF THE MIDWEST

FSCM's investment in TRIB represented 89.12% of FSCM's parent company only total assets of $45,088,000 as of March 31, 1998. FSCM's $10.0 million, 8.00% Notes due November 1, 2008 ("1996 Notes"), which were issued in November 1996, constituted 93.40% of FSCM's liabilities as of March 31, 1998.

FSCM's primary sources of cash flows are derived from dividend and tax payments from TRIB. Certain regulatory provisions restrict the amount of dividends or other funds paid to FSCM by TRIB. Income taxes are computed on a separate company basis, and tax payments are paid to FSCM by TRIB in accordance with an intercompany tax allocation agreement.

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

THE ROCK ISLAND BANK, NATIONAL ASSOCIATION.

TRIB's trade area spans portions of Rock Island County and Henry County in Illinois and Scott County in Iowa, which includes the greater Quad Cities metropolitan area, encompassing the municipalities of Rock Island, Moline, East Moline, Milan, Silvis, Colona and Green Rock, Illinois; and Bettendorf and Davenport, Iowa. The total population of TRIB's trade area in 1996 was estimated at 248,400. TRIB provides a wide variety of full-service commercial banking products. These products are offered to individuals, service businesses, industries, governmental units, financial institutions and other entities. Locations at which these products may be obtained include TRIB's official office located in Bettendorf, Iowa, its principal place of business in its downtown Rock Island, Illinois office, four other offices (three of which have extended hours), and its five on-premise and four off-premise automatic teller machines ("ATMs"). The retail banking services TRIB offers include accepting demand, savings and time deposits in the forms of regular checking accounts, NOW accounts, money market accounts, passbook savings, statement savings, certificates of deposit and club accounts. Deposit customers are eligible for debit ATM cards and Visa debit cards, which provide convenient access through the six TRIB-owned ATMs as well as devices established by other financial institutions that participate in the Illinois Transfer System, an electronic funds transfer corporation, and CIRRUS, an international electronic transaction interchange. Additionally, TRIB makes secured and unsecured commercial, construction, mortgage and consumer loans and equipment leases and provides a variety of trust services, including administration of estates, personal trust and employee benefit programs.

TRIB is engaged in the highly competitive business of commercial banking. There were approximately 19 banks and four savings institutions in the Quad Cities metropolitan area as of June 30, 1997. Measured by total deposits, TRIB was the second largest. TRIB's competitors include local, regional and national banking and nonbanking entities that are not necessarily subject to the same regulatory standards or restrictions.

As a national banking association, TRIB is subject to primary regulation by the Office of the Comptroller of the Currency ("OCC"). All national banks are also members of the Federal Reserve System and, to a limited extent, some regulations promulgated by the Federal Reserve Board apply to TRIB. In addition, because the FDIC insures TRIB's deposits up to $100,000, the FDIC has certain regulatory powers with respect to TRIB. Iowa and Illinois usury laws impose certain interest rate and fee restrictions on TRIB.

Monetary Policies and Economic Conditions

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

Employees

As of March 31, 1998, FSCM's and TRIB's combined total number of employees was 222, of which 210 were considered to be full-time equivalent employees. No employees are members of a collective bargaining unit. Management considers its relations with employees to be good.

Item 2.  Properties

TRIB's official office was moved on November 1, 1995, to a one-story structure, acquired in September 1995, located at 3120 Middle Road, Bettendorf, Iowa. The 7,711 square foot office was remodeled and furnished prior to its opening date, and is presently staffed by approximately 20 full and part-time retail deposit and loan personnel.

The downtown Rock Island, Illinois office, which was retained as a principal office when the official office moved to Bettendorf, Iowa, is a six-story structure owned by TRIB and located at the northwest corner of 3rd Avenue and 18th Street, Rock Island, Illinois. In May 1992, TRIB purchased the building adjoining the downtown office to the north on 18th Street. The acquired two-story building was subsequently remodeled and annexed to TRIB's downtown office structure. In total, TRIB occupies approximately 29,500 square feet of office space in the expanded downtown office, while FSCM occupies approximately 800 square feet of space. The remaining space of 17,750 square feet is available for rental to other occupants and was fully leased as of March 31, 1998 to four tenants.

TRIB also owns and operates four other offices. In Rock Island, Flatiron is located within the city's business district at 1600-5th Avenue and Hilltop is conveniently located near residential areas at 3411-18th Avenue. In East Moline, the office is located on a business corridor with nearby residential areas at 680-42nd Avenue. All of these offices have walk-in lobby and drive-up access. The Flatiron office contains approximately 2,230 square feet of space. During fiscal 1996, a new 5,450 square foot one-story structure was constructed at the Hilltop office site. The East Moline office is currently operating out of a temporary facility. Additionally, TRIB occupies approximately 320 square feet of office space at the Friendship Manor, a life care retirement home located at 1209-21st Avenue, Rock Island. This office is open during limited hours two days per week and provides financial services primarily to residents and employees of Friendship Manor.

In March 1997, TRIB purchased a two-story office building for $221 thousand. The building encompasses 10,560 square feet and is located at 524-15th Street, Moline, Illinois. During fiscal 1998, renovations of the building totaling $296 thousand were completed and approximately $376 thousand was invested to furnish and equip the facility. Non-branch functions were transferred from Downtown Rock Island to Moline, including computer remote job entry, proof of deposit, deposit services, systems support, merchant credit card services, business development, mail, purchasing, customer information systems, office security administration and ancillary operations. In addition, a customer call center was established to more effectively handle incoming customer telephone inquiries. The relocated departments allowed lending support functions to expand at the Downtown Rock Island Office.

In March 1998, two adjoining properties on East Kimberly Road in Davenport, Iowa were purchased for $1,195,000. Management originally intended to open a temporary office in an existing on-premise building in early fiscal 1999 while building a new permanent office at the site. Due to the pending merger, these plans are currently under reevaluation in order to avoid duplication with existing Mercantile office locations within the Quad Cities Metropolitan area.

TRIB is currently limited to a total investment of $10 million in land and net premises that can be acquired before approval from the OCC is necessary. As of March 31, 1998, TRIB had $5.3 million invested in land and net premises. In addition, covenants of the correspondent bank loan agreement and 1996 Notes impose limitations. As of March 31, 1998, FSCM and TRIB's net fixed asset investments were restricted to an amount not to exceed 3% of consolidated assets, or approximately an additional investment of $8.9 million.

Item 3. Legal Proceedings

FSCM is not engaged in any legal actions or proceedings, and management knows of no pending or threatened legal actions or proceedings involving FSCM. TRIB is involved in legal actions in various stages of litigation and investigation. After reviewing all actions pending or threatened involving TRIB, management believes that such legal actions constitute ordinary routine litigation incidental to TRIB's business and that the ultimate resolution of these matters should not materially affect FSCM's consolidated financial position or operations or that such legal actions are not material.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information

The Common Stock of FSCM is not actively traded, and during the year ended March 31, 1998, there was no active market in which shares of Common Stock were publicly traded. A price of $120.00 per share was used in the computation of the aggregate market value of Common Stock held by non-affiliates set forth on the cover page of this Annual Report on Form 10-K. This price was based on an independent stock appraisal of FSCM Common Stock, as of December 31, 1997, on transactions involving small block sizes on behalf of the 401(k) plan participants. In March 1998, 16 shares of FSCM Common Stock were purchased at $120 by the 401(k) plan. In May 1997, FSCM extended a Common Stock tender offer in which 2,498 shares were tendered and acquired in August 1997 by FSCM for $90 per share in cash. Further, in November 1997, a sale of 100 shares of Common Stock was made from Treasury Stock at $100 per share to a newly appointed Director of TRIB's Board to satisfy regulatory stock ownership requirements. Other private transactions, for which the sale price was not known by or reasonably available to FSCM, may have occurred during fiscal 1998.

(b) Holders

As of April 30, 1998, FSCM had approximately 154 common shareholders.

(c) Dividends

Cash dividends on FSCM's Common Stock have been paid quarterly for the last two fiscal years. The amounts per share and payment dates were as follows:

                                                       Fiscal         Fiscal
              Dividend Date                             1998           1997
------------------------------------------            -------         ------
June 30 ..................................             $0.500         $0.500
September 30 .............................              0.625          0.500
December 31 ..............................              0.625          0.500
March 31 .................................              0.625          0.500
                                                       ------         ------
                                                       $2.375         $2.000
                                                       ======         ======

Most of FSCM's cash flow and income is derived from dividends paid by TRIB on its Common Stock. The ability of TRIB to pay dividends is limited by the necessity to maintain adequate capital ratios in accordance with OCC guidelines. Further, TRIB's dividends are limited to the sum of undivided profits from the current year plus net profits from the preceding two years. However, there are other circumstances under which the OCC can also prohibit dividend payments.

In addition, covenants on FSCM's 1996 Notes and correspondent bank loan agreement restrict FSCM from paying Common Stock dividends in excess of 30% of the prior fiscal year's consolidated net income. This would allow a dividend up to a maximum of $6.40 per share that the Board of Directors could declare on FSCM's Common Stock for the fiscal year ended March 31, 1999. However, before paying dividends, consideration also must be given to FSCM's overall capital position relative to assets and to minimum regulatory capital ratios.

Further, the payment of dividends by FSCM and TRIB is in the discretion of their respective Board of Directors.

Item 6.  Selected Financial Data

Financial Services Corporation of the Midwest

Consolidated Selected Financial Data
(Dollars in Thousands, Except Per Share Amounts)

                                                                                  Fiscal Years Ended March 31,
                                                               ---------------------------------------------------------------------
                                                                 1998           1997           1996           1995           1994
                                                               --------       --------       --------       --------       ---------
Income Statement Data:
  Interest income .......................................      $ 39,125       $ 34,493       $ 30,271       $ 24,571       $ 22,024
   Interest expense .....................................        20,759         17,638         15,833         10,707          9,642
                                                               --------       --------       --------       --------       --------
   Net interest income ..................................        18,366         16,855         14,438         13,864         12,382
   Provision for credit losses ..........................         3,502          2,630          1,905          2,510          1,970
                                                               --------       --------       --------       --------       --------
   Net interest income after provision
      for credit losses .................................        14,864         14,225         12,533         11,354         10,412
   Other income .........................................         4,620          3,673          3,304          3,149          3,515
   Investment securities gains, net .....................           182             --             11             --             --
   Other expense ........................................        11,396         11,176         10,527          9,919         10,327
   Income taxes .........................................         2,710          2,465          1,768          1,516          1,267
                                                               --------       --------       --------       --------       --------
  Net income ............................................      $  5,560       $  4,257       $  3,553       $  3,068       $  2,333
                                                               ========       ========       ========       ========       ========
Per Common Share:
  Basic earnings ........................................      $  24.92       $  20.73       $  16.87       $  14.21       $  10.07
   Diluted earnings .....................................         18.23          13.18          10.80           9.10           6.73
   Book value ...........................................        112.82         118.30         100.60          88.18          76.21
   Book value assuming conversion of
      MCDs1 and Convertible Preferred Stock .............        112.81          88.82          76.80          68.35          60.25
   Cash dividends .......................................          2.38           2.00           1.76           1.52           1.52
Period-end Balances:
   Total assets .........................................      $518,046       $445,669       $386,967       $337,454       $304,075
   Loans and leases, net ................................       319,532        291,028        251,502        208,244        177,101
   Securities ...........................................       135,672        122,280         90,423         71,822         79,939
   Deposits .............................................       408,995        361,891        301,818        271,611        250,774
   Long-term debt .......................................        25,000         10,000          4,500          5,000          5,000
   MCDs1 ................................................            --          1,250          1,250          1,250          1,250
   Stockholders' equity .................................        34,381         27,544         24,287         21,961         19,751
Earnings to Fixed Charge Ratios:
   Consolidated:
      Excluding interest on deposits ....................          3.43           2.60           2.30           2.72           2.60
      Including interest on deposits ....................          1.40           1.38           1.33           1.43           1.37
   Parent company only2 .................................          1.38           1.27           1.26           1.04             --
Percentages:
   Average equity to average assets .....................          6.50%          6.34%          6.52%          6.71%          6.80%
   Net income to average common equity ..................         20.17          19.03          17.49          17.24          13.79
   Net income to average assets .........................          1.17           1.05           0.99           0.99           0.83

1   Mandatory convertible debentures ("MCDs").

2 The dollar amount of deficiency in earnings necessary to cover fixed charges was $274 for the fiscal year ended March 31, 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Pending Merger

On April 13, 1998, Financial Services Corporation of the Midwest ("FSCM"), entered into a merger agreement with Mercantile Bancorporation Inc., St. Louis, Missouri ("Mercantile"). Under the agreement, each of the 302,890 equivalent shares of FSCM's Common Stock would be exchanged for 6.8573 shares, or a total of 2,077,000 shares, of Mercantile's Common Stock. The exchange rate, which was established on March 25, 1998, represents a purchase price of approximately $380 per share totaling $115 million, or roughly 3.5 times FSCM's December 31, 1997 unaudited per share book value and 22 times FSCM's unaudited twelve-month per share income for the period ending December 31, 1997. The calculations of the per share and total purchase prices are based on the $55.375 market price for Mercantile's Common Stock as reported by the New York Stock Exchange on March 25, 1998 and are subject to daily market fluctuations.

In late 1997, as part of the 1998 calendar year budgeting process, executive management of FSCM struggled with the challenge of how to continue to grow assets along with improving FSCM's financial performance. Management was concerned with how FSCM would maintain or improve the current return on equity and return on asset performance while continuing to meet the growth objective in the strategic corporate plan, especially considering that FSCM's efficiency and overhead ratios were better than Peer Group ratios. Additionally, management was experiencing increased difficulty, given the national and local unemployment trends, in finding, employing and retaining personnel for key mid- to upper-management positions that were critical to FSCM's continued growth and financial performance. (FSCM's Peer Group is defined as bank holding companies with consolidated assets between $300 million and $500 million. The Peer Group numbers presented here and throughout the report for comparisons are as of December 31, 1997--the most recent date available.)

Consideration was given to various strategic alternatives, including the utilization of proceeds from an initial public offering or the issuance of trust preferred securities to finance an out-of-the-market bank acquisition or a de novo bank start-up. However, executive management felt it was imperative that, in evaluating these possible strategies, the market value of FSCM be determined as a benchmark in measuring the impact of various alternatives on that market value. After thoroughly analyzing the alternatives, in February 1998 the Board came to the conclusion that a merger appeared to be in the best interests of the shareholders of FSCM. Subsequently, an investment banking firm solicited offers on behalf of FSCM. The Board determined that of the bids received, Mercantile's bid was the most favorable to FSCM's stockholders from a financial point of view. Mercantile's assets totaled approximately $30 billion at December 31, 1997 and, after the merger, Mercantile's combined assets in the Quad Cities' market area will exceed $800 million.

The merger is subject to various conditions, including approval by FSCM shareholders and regulatory authorities. It is currently anticipated that the merger will be completed on or before September 30, 1998.

Financial Overview

FSCM's strong financial performance was reflected in many of its key financial amounts and ratios, hereafter presented.

-   Assets totaled  $518,046,000  at March 31, 1998, an increase of $72,377,000, or 16.24%, from March 31, 1997, which, compared to the previous year, had increased $58,702,000, or 15.17%.
- Stockholders' equity totaled $34,381,000 at March 31, 1998, an increase of $6,837,000, or 24.82% from March 31, 1997 of $27,544,000, which, compared to
    March 31, 1996 equity of  $24,287,000  had  increased  $3,257,000 or 13.41%.
    FSCM's capital levels remain above the minimum regulatory level established for a "well-capitalized" financial institution.
- Net income totaled $5,560,000 for the fiscal year ended March 31, 1998, an increase of $1,303,000, or 30.61% from fiscal 1997 net income. Fiscal 1997 income, as compared to fiscal 1996, reflected an increase of $704,000, or 19.81%.
- Earnings per diluted common share ("EPS") equaled $18.23 for fiscal 1998, an increase between years of $5.05 per share, or 38.32%. Fiscal 1997 EPS of $13.18 was $2.38 per share higher than fiscal 1996, reflecting an increase of 22.04%.

- Fiscal 1998 book value, assuming conversion of all convertible instruments, equaled $112.81 per share, an increase of $23.99 per share, or 27.01%. Fiscal 1997 book value of $88.82 per share reflected an increase of $12.02 per share, or 15.65% from fiscal 1996.
- Return on average assets equaled 1.17%, 1.05% and 0.99% for fiscal 1998, 1997 and 1996, respectively.
- Return on average common equity equaled 20.17% for fiscal 1998 as compared to 19.03% and 17.49% in fiscal 1997 and 1996, respectively.
- The efficiency ratio, which measures operational performance by dividing other expense by the sum of net interest income and other income, improved to 49.58% for fiscal 1998 as compared to 54.44% in fiscal 1997 and 59.33% in fiscal 1996. FSCM's Peer Group comparative ratio equaled 62.00%.

- The overhead ratio divides the net of total other expense less other income by net interest income. Fiscal 1998, 1997 and 1996 overhead ratios equaled 36.89%, 44.51% ad 50.03%, respectively. A lower ratio reflects better operational efficiency.

The following table presents a more detailed analysis of the increases in EPS between fiscal 1998 and 1997 and between fiscal 1997 and 1996.

                                                            Fiscal Years ended   Fiscal Years ended
                                                              March 31, 1998       March 31, 1997
                                                            vs. March 31, 1997   vs. March 31, 1996
                                                            ------------------   ------------------
Net income per diluted common share, prior year .........       $   13.18            $   10.80
Increase (decrease) from changes in:
     Earning asset volume ...............................            7.79                 6.54
     Rates and other effects on net interest income .....           (3.08)                0.65
     Provision for credit losses ........................           (2.66)               (2.16)
     Other income .......................................            3.44                 1.07
     Other expense ......................................           (0.67)               (1.94)
     Income taxes .......................................           (0.72)               (2.07)
                                                                ---------            ---------
Subtotal ................................................           17.28                12.89
    Changes in weighted average common and contingently
        issuable common shares outstanding ..............            0.95                 0.29
                                                                ---------            ---------
Net income per diluted common share .....................       $   18.23            $   13.18
                                                                =========            =========

As reflected in the table above, for fiscal 1998 versus 1997 and for fiscal 1997 versus 1996, growth in diluted EPS resulted primarily from increases in net interest income and in other income that were only partially offset by increases in provision for credit losses, other expense and income taxes. Further information regarding the increase in net interest income is included in the Average Balance and Interest Rate Analysis and Interest Variance Analysis tables.

Other selected ratios of FSCM are presented below for the fiscal years ended March 31, 1998, 1997 and 1996:

                               PERFORMANCE RATIOS

                                                    Fiscal Years Ended March 31,
                                                   -----------------------------
                                                    1998       1997        1996
                                                   -------    -------     ------
Dividend payout ratio ........................      9.55%      9.65%      10.43%
Average equity to average asset ratio ........      6.50       6.34        6.52

Per share dividends declared on Common Stock equaled $2.38, $2.00 and $1.76 for fiscal 1998, 1997 and 1996, respectively. The dividend payout ratio, which is per share dividends divided by basic earnings per common share, indicates the percentage of common shareholder investment returned to the shareholder as opposed to reinvested into the business. Even though Common Stock dividends increased during the last two fiscal years, the dividend payout ratios decreased due to strong earning performance. A more comprehensive discussion of changes in the asset and liability structure and earning performance that contributed to the changes in the aforementioned ratios is presented in subsequent sections of this discussion.

Income Statement

Overview

The following table identifies the changes in income by major categories between fiscal 1998 and 1997 and between fiscal 1997 and 1996:

                                                                                Fiscal Years ended         Fiscal Years ended
                                                                                   March 31, 1998            March 31, 1997
         (Dollars in Thousands)                                                 vs. March 31, 1997         vs. March 31, 1996
          --------------------                                                  ------------------         ------------------
Increase in interest income ....................................................       $ 4,632                   $ 4,222
Increase in interest expense ...................................................        (3,121)                   (1,805)
                                                                                       -------                   -------
Increase in net interest income ................................................         1,511                     2,417
Increase in provision for credit losses ........................................          (872)                     (725)
Increase in other income .......................................................         1,129                       358
Increase in other expense ......................................................          (220)                     (649)
Increase in income taxes .......................................................          (245)                     (697)
                                                                                       -------                   -------
Increase in net income .........................................................       $ 1,303                   $   704
                                                                                       =======                   =======

Net Interest Income

The increases between fiscal 1998 and 1997 and between fiscal 1997 and 1996 in net interest income were due primarily to growth of $65,722,000 and $43,743,000 in average interest-earning assets between the respective periods. The decrease in the net interest margins, which equaled 4.13% for fiscal 1998 and 4.45% for fiscal 1997, was due primarily to the $961,000 decrease in fees on loans and leases between fiscal 1998 and 1997, which is included in "interest and fees on loans and leases." This decrease in fees was primarily the result of increased deferral of loan fees that will be amortized into interest income over the lives of the related loans. Fiscal 1996's margin equaled 4.31% and loan fees included in interest income totaled $1,393,000. Average yield on interest-earning assets for fiscal 1998, 1997 and 1996 equaled 8.80%, 9.10% and 9.03%, respectively, and the average cost on interest-bearing liabilities for the same respective periods equaled 5.19%, 5.16% and 5.26%. Peer Group comparisons for the net interest margin, yield on interest-earning assets and cost on interest-bearing liabilities equaled 4.67%, 8.44% and 3.77%, respectively.

                   AVERAGE BALANCE AND INTEREST RATE ANALYSIS

     (Dollars in Thousands)                       March 31, 1998          March 31, 1997               March 31, 1996
----------------------------------   ----------------------------- ----------------------------   --------------------------
                                     Average               Average Average              Average   Average            Average
                   ASSETS            Balance   Interest      Rate  Balance    Interest   Rate     Balance  Interest    Rate
----------------------------------   --------  ---------   ------- --------   --------  -------   -------  --------  -------
Interest-bearing deposits with
   other financial institutions ..   $  3,419   $    206    6.03%  $  4,331   $    230    5.31%  $    715  $     39    5.45%
Investment securities ............    124,716      7,872    6.31     98,664      6,037    6.12     86,602     5,003    5.78
Federal funds sold ...............     11,937        662    5.55      9,709        514    5.29     17,360     1,021    5.88
Loans and leases, net1 ...........    304,716     30,385    9.97    266,362     27,712   10.40    230,646    24,208   10.50
                                     --------   --------   -----   --------   --------            -------   -------
Total interest-earning assets ....    444,788     39,125    8.80    379,066     34,493    9.10    335,323    30,271    9.03
                                                --------                      --------                      -------
Cash and due from banks ..........     15,756                        13,247                        11,618
Property and equipment ...........      5,478                         5,659                         4,787
Other assets .....................      9,562                         8,404                         7,477
                                     --------                      --------                      --------
 Total assets ....................   $475,584                      $406,376                      $359,205
                                     ========                      ========                      ========


     (Dollars in Thousands)                       March 31, 1998          March 31, 1997               March 31, 1996
----------------------------------   ----------------------------- ----------------------------   --------------------------
                                     Average               Average Average              Average   Average            Average
                                     Balance   Interest      Rate  Balance    Interest   Rate     Balance  Interest    Rate
----------------------------------   --------  ---------   ------- --------   --------  -------   -------  --------  -------
         LIABILITIES AND
      STOCKHOLDERS' EQUITY

Savings deposits .................   $111,816   $  3,691    3.30   $ 89,265      2,674    3.00   $ 74,394     1,834   2.47
Time deposits ....................    245,406     14,578    5.94    197,957     11,893     6.01   176,038    11,030   6.27
Federal funds purchased ..........        214         12    5.61        102          6     5.88       169        10   5.92
Securities sold under
   agreements to repurchase ......     27,336      1,345    4.92     45,079      2,349     5.21    43,120     2,375   5.51
Other short-term borrowings ......      1,397         76    5.44      1,334         77     5.77     1,239        70   5.65
Long-term debt ...................     13,247        988    7.46      6,594        542     8.22     4,833       411   8.50
Mandatory convertible debentures .        861         69    8.01      1,250         97     7.76     1,250       103   8.24
                                     --------   --------           --------    -------           --------    ------
   Total interest-bearing
      liabilities ................    400,277     20,759    5.19    341,581     17,638     5.16   301,043    15,833   5.26
                                                --------                       -------                      -------
Noninterest-bearing deposits .....     38,184                        33,239                        29,676
Other liabilities ................      6,232                         5,801                         5,070
                                     --------                      --------                      --------
   Total liabilities .............    444,693                       380,621                       335,789
Stockholders' equity .............     30,891                        25,755                        23,416
                                     --------                      --------                      --------
   Total liabilities and
      stockholders' equity .......   $475,584                      $406,376                      $359,205
                                     ========                      ========                      ========
Net interest income ..............              $ 18,366                       $16,855                      $14,438
                                                ========                       =======                      =======
Net interest margin (net
   interest income divided
       by average total interest-
       earning assets) ...........                          4.13%                          4.45%                      4.31%
                                                            ======                         ======                     =====

1 Nonaccruing loans and leases were included in the average balance. Loan and lease fees of $487, $1,448, and $1,393 for the fiscal years ended March 31, 1998, 1997, and 1996, respectively, are included in interest income on loans and leases.

                           INTEREST VARIANCE ANALYSIS

                                                   Fiscal Years                  Fiscal Years
                                               ended March 31, 1998           ended March 31, 1997
                                                vs. March 31, 1997             vs. March 31, 1996
                                          -----------------------------    -----------------------------
                                               Increase (Decrease)             Increase (Decrease)
                                               Due to change in(1)             Due to change in(1)
                                          -----------------------------    -----------------------------
                                          Average    Average    Total      Average    Average    Total
      (Dollars in Thousands)              Balance      Rate     Change     Balance      Rate     Change
---------------------------------------   -------    --------   -------    -------    -------    -------
Interest income:
   Interest-bearing deposits with other
      financial institutions ..........   $   (48)   $    24    $   (24)   $   197    $    (6)   $   191
   Investment securities ..............     1,594        241      1,835        697        337      1,034
   Federal funds sold .................       118         30        148       (450)       (57)      (507)
   Loans and leases ...................     3,990     (1,317)     2,673      3,749       (245)     3,504
                                          -------    -------    -------    -------    -------    -------

      Total interest income ...........     5,654     (1,022)     4,632      4,193         29      4,222
                                          -------    -------    -------    -------    -------    -------

   Savings deposits ...................       676        341      1,017        367        473        840
   Time deposits ......................     2,851       (166)     2,685      1,373       (510)       863
   Securities sold under agreements
      to repurchase ...................      (925)       (79)    (1,004)       108       (134)       (26)
   Short-term borrowings ..............         4         (5)        (1)         5          2          7
   Federal funds purchased ............         7         (1)         6         (4)        --         (4)
   Long-term debt .....................       547       (101)       446        150        (19)       131
   Mandatory convertible debentures ...       (30)         2        (28)        --         (6)        (6)
                                          -------    -------    -------    -------    -------    -------
      Total interest expense ..........     3,130         (9)     3,121      1,999       (194)     1,805
                                          -------    -------    -------    -------    -------    -------

Change in net interest income .........   $ 2,524    $(1,013)   $ 1,511    $ 2,194    $   223    $ 2,417
                                          =======    =======    =======    =======    =======    =======



1 The change in interest due to the volume and rate has been allocated to the change in average rate. Nonaccruing loans and leases were included in the average balance. Loan and lease fees of $487, $1,448, and $1,393 for the fiscal years ended March 31, 1998, 1997, and 1996, respectively, are included in interest income on loans and leases.

Provision for Credit Losses

The amounts of the provisions for credit losses were $3,502,000, $2,630,000 and $1,905,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. The amounts of the provisions are based on management's continuous assessment of the adequacy of the allowance for credit losses in relation to nonperforming and outstanding total loans and leases. The provisions, stated as a percentage of average assets, equaled 0.74%, 0.65% and 0.53% for the respective fiscal years as compared to FSCM's Peer Group of 0.20%. Further information is included in Loans and Direct Financing Leases.

Other Income

Other income increased $1,129,000, or 30.74%, between fiscal 1998 and 1997 to equal $4,802,000 as compared to $3,673,000. Fiscal 1996 other income totaled $3,315,000. The improvement in fiscal 1998's income was due to increases in each of the income categories. Stated as a percentage of average assets, other income equaled 1.01%, 0.90% and 0.92% for the respective fiscal years. FSCM's comparative Peer Group ratio equaled 0.95%.

Trust fees rose to $583,000 in fiscal 1998 as compared to $458,000 and $322,000 for fiscal 1997 and 1996, respectively. During fiscal 1997, the trust department made significant progress in increasing assets under management and thereby fee income. The increased business represented not only a significant number of new accounts, but also larger accounts and a better mix of managed versus custodial relationships.

Net investment securities gains of $182,000 recognized in fiscal 1998 primarily resulted from sales and call of $660,000 in stock of five regional financial institutions that FSCM had purchased for investment purposes. The sales generated pre-tax annualized returns on these investments ranging between 20% to 93%.

Loan servicing fees totaled $757,000, $730,000 and $680,000 for fiscal 1998, 1997 and 1996, respectively. Such fee income was generated from servicing residential mortgage loan portfolios that totaled $201,451,000, $185,295,000 and $165,003,000 at the respective year-ends. Almost all of the servicing portfolios were comprised of loans originated by TRIB and subsequently sold on the secondary market.

Gains on the sales of loans increased to $714,000 in fiscal 1998 from $345,000 in fiscal 1997 and $362,000 in fiscal 1996. The increase in fiscal 1998 gains resulted from both the increased loans sold volume due to the national refinancing boom caused by the lower interest rate environment and a change in the method of calculating the basis of mortgage loans sold.

Service charges on deposit accounts totaled $1,231,000, $1,133,000 and $1,065,000 for fiscal 1998, 1997 and 1996, respectively. The increase between fiscal 1998 and 1997 was primarily the result of increased fees generated from commercial business accounts.

Income from insurance commissions equaled $381,000, $233,000 and $294,000 for fiscal 1998, 1997 and 1996, respectively. The fluctuations between years primarily reflected adjustments to reserve for anticipated insurance rebates.

Other miscellaneous income totaled $954,000, $774,000 and $581,000 for fiscal 1998, 1997 and 1996, respectively. Primary components of the category include fee income associated with merchant credit card processing which totaled $284,000, $260,000 and $212,000 for the respective fiscal years and income generated from surrender value increases on two key man life insurance policies of $250,000, $213,000 and $188,000, respectively. Additionally, income from the generation of syndicated financing arrangements equaled $173,000 and $102,000 for fiscal 1998 and 1997, respectively.

Other Expense

Other expense equaled $11,396,000, $11,176,000 and $10,527,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. The controlled increase in expense resulted partially from a limited scope review of selected departments' operational functions and system structures performed by a national consulting firm during fiscal 1996. Stated as a percentage of average assets, other expense equaled 2.40%, 2.75% and 2.93% for the respective fiscal years as compared to the Peer Group ratio of 3.20%.

Salaries and employee benefits totaled $5,886,000, $6,071,000 and $5,904,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. Netted against fiscal 1998's and 1997's salaries and employee benefits were $1,621,000 and $286,000, respectively, of deferred direct loan origination costs that were partially offset with deferred loan fees and will be amortized into loan interest income over the lives of the related loans. Stated as a percentage of average assets, personnel expense for the respective fiscal years equaled 1.24%, 1.49% and 1.64%. FSCM's Peer Group ratio equaled 1.70%. The number of full-time equivalent employees as of March 31, 1998, 1997 and 1996 totaled 210, 182 and 175, respectively. The ratio of total assets per employee for fiscal year-end 1998, 1997 and 1996 equaled $2.47 million, $2.45 million and $2.21 million, respectively. The growth in number of employees mirrored FSCM's asset growth and provided for staffing of new and/or expanded services offered by FSCM.

For fiscal 1998, 1997 and 1996, net occupancy expense totaled $919,000, $852,000 and $801,000, respectively, and equipment expense for the respective periods totaled $1,207,000, $984,000 and $947,000. Additional depreciation expense associated with the remodeling and furnishing of the Hilltop, Bettendorf and Moline Operations offices comprised the majority of the increases between years in these expense categories. These combined expenses, stated as a ratio of average assets, equaled 0.45%, 0.45% and 0.49% for the respective fiscal years as compared to the Peer Group's ratio of 0.47%. Further information is included in Premises, Furniture and Equipment.

Data processing expense totaled $866,000, $707,000 and $569,000 for fiscal 1998, 1997 and 1996, respectively. In fiscal 1995, the data processing contract was renewed, establishing a base number of accounts for specific fixed fees. During the past three fiscal years, due to asset growth and the corresponding increase in number of accounts, the tiered variable fees have risen. Included in fiscal 1998 were charges that pertained to the establishment of an online collection system, commercial account cash management services, home delivery banking services, commercial customer electronic access and an online report access system. Enhancements were also made in the areas of information data warehousing, trust operations systems and lease financing systems. Fiscal 1997 reflected several one-time charges associated with PC On-Line Banking, a Voice Response Unit, custom combined statements and "zip + 4" statement addressing service capabilities.

Advertising and business promotion expense totaled $621,000, $404,000 and $400,000 for fiscal 1998, 1997 and 1996, respectively. In addition to launching an image-focused advertising campaign, fiscal 1998 advertising and business promotion expense included significant contributions made to local colleges and the Quad City Botanical Center.

Other operating expense totaled $1,897,000, $2,158,000 and $1,906,000 for fiscal 1998, 1997 and 1996, respectively. Included in the decrease between fiscal 1998 and 1997 expense was a one-time charge of $118,000 in fiscal 1997 associated with the $4,500,000, 8.50% Notes issued in 1992 redeemed by FSCM in November 1996 and the increased deferral of approximately $110,000 in direct loan origination costs that will be amortized into interest income over the lives of the related loans.

Income Taxes

Income taxes totaled $2,710,000, $2,465,000 and $1,768,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. These tax levels equate to effective tax rates of 32.77%, 36.67% and 33.23% for the respective fiscal years. Included in taxes were amounts associated with various state taxing authorities which totaled $195,000, $160,000 and $56,000, respectively. The increased state income taxes primarily reflect the November 1995 establishment of an Iowa office. The fluctuation in effective tax rates primarily reflected an over-accrual of state taxes in fiscal 1997.

Year 2000 Compliance

The Year 2000 issue is the result of limitations existing in certain computer hardware and software components when processing date-related information due to a past tendency of using two digits rather than four to represent a year within a date field. If the issue remains uncorrected, at the turn of the century, dates may be incorrectly interpreted as 1900 versus 2000, which would adversely affect the accurate processing of date-related company and customer information. Computers are a fundamental part of commercial banking in terms of information storage and retrieval, check clearings, deposit postings, loan payment processing, interest receivable and payable calculations, customer notice generation, documentation preparation, etc. Regulatory authorities have recognized this critical issue, and have mandated assessment, identification, renovation or replacement, and solutions testing that must be adhered to within specific timeframes.

FSCM has complied with regulatory instructions and timeframes and has assessed the Year 2000 compliance status of all material computer software, firmware and hardware used in the ordinary course of business. FSCM will continue to renovate or replace non-compliant computer software, firmware, and hardware in order to ensure that the testing of renovated or replaced items is substantially underway by December 31, 1998. FSCM relies heavily on software provided by outside suppliers. Therefore, management is monitoring the efforts of major suppliers to become Year 2000 compliant within a timetable acceptable to FSCM. In addition, FSCM is assessing the Year 2000 effect on the loan portfolio. Credit quality could be unfavorably affected if borrowers experience business interruptions that adversely impact their ability to repay debt obligations. Based on information presently known to management, it is estimated that FSCM's cost of implementing Year 2000 compliance will be immaterial.

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

Liquidity measures the ability to meet all present and future financial obligations in a timely manner. FSCM's (parent company only) sources of liquidity have historically been provided by cash distributions from TRIB, the proceeds from long-term and short-term debt and/or equity issuances, and the liquidation of assets. On a consolidated basis, additional sources of liquidity include federal funds sold, retail deposits generated by the branch office network, correspondent bank credit lines (including secured borrowings from the Federal Home Loan Bank) and non-pledged investment securities. The sale of loans also provides a source of liquidity. The amount of short-term assets, which are generally considered liquid assets and earn a lower rate of interest than other investment options, must be carefully monitored in terms of the overall funding strategy to maintain an acceptable interest rate margin. FSCM's consolidated statements of cash flows indicate that operating and financing activities are net sources of liquidity and that investing activities use liquidity.

Computer simulation modeling is used as FSCM's primary method of quantifying and evaluating interest rate risk. Asset and liability positions are managed with the objective of minimizing the impact of market interest rate volatility on net interest income. The Asset/Liability Committee meets every two weeks to review various reports pertaining to asset/liability management, including dynamic and static interest rate shock reports, liquidity reports, historic yield and rate analysis, gap reports, market advertisements and competitive market interest rates. In reviewing interest rate shock, an immediate 200 basis point change is applied over a one-year time horizon based on actual and projected interest rate sensitive asset and liability balances and maturities. The model uses cash flows and repricing information from each individual loan and time deposit, plus repricing assumptions on products without specific repricing dates. Significant assumptions required in interest rate shock tests include prepayment risks and the timing of changes in deposit rates compared with changes in money market rates. Any change that results in income at risk is carefully reviewed and measured as a percentage of net interest income to determine its impact and whether it is within the acceptable range of risk. Simulation modeling is also used in budgeting and product development to quantify the impact on net interest income of various interest rate and balance assumptions.

The following table presents the annualized effect of an immediate 200 basis point increase in interest rates on net interest income on both a static (based on March 31, 1998 balances only) and dynamic (includes budgeted growth volumes for the next fiscal year) basis. Results of both shock tests reveal the liability sensitive position of FSCM in that a 200 basis point increase in interest rates results in earnings at risk and that a 200 basis point decrease in interest rate results in more net interest income. Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions. Actual results may differ from those projections set forth below. Further, the computations do not contemplate any actions FSCM may undertake in response to changes in interest rates. Because FSCM's primary source of interest-bearing liabilities is customer deposits, FSCM's ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in FSCM's market area. The six-month historic monthly trends for both tests indicate a decrease in liability sensitive position. The ratios are within the Board of Directors' approved standards.

                           Dynamic Shock                  Static Shock
                       -------------------------    ---------------------------
                         Net Interest Income            Net Interest Income
As of March 31, 1998   -------------------------    ---------------------------
(Dollars in Thousands)  Amount    Change  Change     Amount   Change     Change
---------------------- --------  -------  ------    -------   -------    ------
+200 basis points ..   $21,069   $  (49)  (0.23%)   $18,953   $  (408)   (2.11%)
Base interest rate .    21,118       --      --      19,361        --       --
-200 basis points ..    21,601      483    2.29      20,083       722     3.73

Gap refers to the amount of interest rate sensitive assets in a particular time period less the amount of comparable interest rate sensitive liabilities. The following table presents FSCM's interest rate sensitivity as measured by a gap analysis. Mortgage-backed agency investment securities are included in the below table based on their estimated cash flow projections obtained from outside sources. Savings deposits have been included in the table as maturing immediately, although historical trends indicate that these accounts would not necessarily immediately adjust to interest rate movements. The negative interest rate sensitivity gap position indicates that within each period, more interest sensitive liabilities are repricing than interest sensitive assets.

                       INTEREST RATE SENSITIVITY ANALYSIS

                                                                           After 6
                                                             After 3       Months     After 1
      By Repricing Dates                        Within       Months          But      Year But      After       Non-
      As of March 31, 1998                      Three          But         Within      Within        Five     Interest-
      (Dollars in Thousands)                    Months       Within 6     One year      Five        Years     Bearing         Total
--------------------------------------------   ---------    ---------    ---------    ---------   ---------   ---------    ---------
      Assets:
Investment securities ......................   $  10,058    $   1,239    $   6,697    $ 100,484   $  17,194   $      --    $ 135,672
Loans and leases ...........................      98,567       26,062       44,600      133,884      20,096       3,281      326,490
Other earning assets .......................      10,072           --        5,643        5,944          --          --       21,659
Other assets ...............................          --           --           --           45          --      34,180       34,225
                                               ---------    ---------    ---------    ---------   ---------   ---------    ---------
Total assets ...............................     118,697       27,301       56,940      240,357      37,290      37,461      518,046
                                               ---------    ---------    ---------    ---------   ---------   ---------    ---------
Cumulative assets ..........................     118,697      145,998      202,938      443,295     480,585     518,046      518,046
                                               ---------    ---------    ---------    ---------   ---------   ---------    ---------
Liabilities and equity:
Savings deposits ...........................     118,091           --           --           --          --          --      118,091
Time deposits ..............................      89,375       19,366       42,552       94,458         146          --      245,897
   Securities sold under agreements
      to repurchase and short-term
      borrowings ...........................      33,656        3,306        5,851          895          --          --       43,708
Long-term debt .............................          --           --           --           --      25,000          --       25,000
Mandatory convertible debentures
Demand deposits ............................          --           --           --           --          --      45,007       45,007
Other liabilities ..........................          --           --           --           --          --       5,962        5,962
Stockholders' equity .......................          --           --           --           --       5,000      29,381       34,381
                                               ---------    ---------    ---------    ---------   ---------   ---------    ---------
Total sources of funds .....................     241,122       22,672       48,403       95,353      30,146      80,350      518,046
                                               ---------    ---------    ---------    ---------   ---------   ---------    ---------
Cumulative sources of funds ................     241,122      263,794      312,197      407,550     437,696     518,046      518,046
                                               ---------    ---------    ---------    ---------   ---------   ---------    ---------
Interest rate sensitivity gap ..............    (122,425)       4,629        8,537      145,004       7,144     (42,889)          --
Cumulative interest rate
  sensitivity gap ..........................    (122,425)    (117,796)    (109,259)      35,745      42,889          --           --

Balance Sheet

Overview

Assets  totaled  $518,046,000  and  $445,669,000  as of March 31, 1998 and 1997,
respectively. The increase of $72,377,000, or 16.24%, was distributed between cash, which increased $8,480,000; interest-bearing deposits with other financial institutions, which increased $11,628,000; investment securities, which increased $13,392,000; federal funds sold, which increased $9,100,000; and net loans and leases, which increased $28,504,000. The asset growth was primarily funded by a $47,104,000 increase in deposits and a $15,000,000 advance from the FHLB. Peer Group asset growth rate equaled 13.07%.

Investment Securities

Investment securities totaled $135,672,000 and $122,280,000 at March 31, 1998 and 1997, respectively. The portfolios were predominantly comprised of mortgage-backed obligations of federal agencies with approximate weighted average lives of just over three years. The investment portfolios' weighted average yields equaled 6.31%, 6.12% and 5.78% for the fiscal years ended March 31, 1998, 1997 and 1996, respectively, as compared to FSCM's Peer Group yield of 6.58%.

During fiscal 1998, the $182,000 net investment securities gain resulted from FSCM's $231,000 in gains from the sale and call of $660,000 in financial institution stocks netted with $49,000 in losses from the sale of $11,501,000 in U.S. Treasury and agency securities by TRIB when repositioning the portfolio.

                          INVESTMENT SECURITY ANALYSIS

                                                             March 31,
                                                  ------------------------------
(Dollars in Thousands)                              1998       1997       1996
------------------------------------------------  --------   --------   --------
Held-to-maturity:
   U.S. Treasury ...............................  $     --   $  1,502   $  6,033
   U.S. Government agencies and corporations ...    10,972     15,963     18,980
   State and political subdivisions ............     2,313      2,320      2,326
   Mortgage-backed obligations of federal
     agencies ..................................    17,803     17,749         --
   Other .......................................     2,558      2,271      1,776
                                                  --------   --------   --------
      Total ....................................  $ 33,646   $ 39,805   $ 29,115
                                                  ========   ========   ========
Available-for-sale:
   U.S. Treasury ...............................  $  7,160   $ 11,883   $  2,074
   U.S. Government agencies and corporations ... 25,129 33,676 42,041 Mortgage-backed obligations of federal
     agencies ..................................    67,625     35,515     17,193
   Other .......................................     2,112      1,401         --
                                                  --------   --------   --------
      Total ....................................  $102,026   $ 82,475   $ 61,308
                                                  ========   ========   ========

                     INVESTMENT SECURITY MATURITY ANALYSIS

                                                                    March 31, 1998
                                    ---------------------------------------------------------------------------------
                                                          After One But        After Five But
                                     Within One Year     Within Five Years    Within Ten Years       After Ten Years
                                    ------------------   -----------------    -----------------     -----------------
      (Dollars in Thousands)         Amount    Yield1     Amount    Yield1    Amount     Yield1      Amount   Yield1       Total
---------------------------------   --------   -------   --------  -------    -------   -------     --------  -------     --------
U.S. Treasury ...................   $     --      ---%   $  7,160     6.27%   $    --        --%    $     --       --%    $  7,160
U.S. Government
   agencies and
   corporations .................      8,302     6.09      27,799     6.15         --        --           --       --       36,101
State and political
       subdivisions .............         --       --       2,313     4.07         --        --           --       --        2,313
Mortgage-backed
   obligations of
   federal agencies2 ............      7,072     6.68      65,212     6.66     13,144      6.26           --       --       85,428
Other3 ..........................         70     6.19         400     7.91        325      6.99        3,875     4.44        4,670
                                    --------   -------   --------   -------   -------    -------    --------   -------    --------
      Total .....................   $ 15,444     6.36%   $102,884     6.44%   $13,469      6.28%    $  3,875     4.44%    $135,672
                                    ========   =======   ========   =======   =======    =======    ========   =======    ========

1 The weighted average yields are calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security. The yield on tax-exempt obligations has not been computed on a tax equivalent basis.

2   Maturities  of   mortgage-backed   obligations   were  estimated   based  on
    anticipated principal payments.

3 Securities with no stated maturity are included with securities with a remaining maturity of ten years or more.

Loans and Direct Financing Leases

Loans and leases increased $30,020,000, or 10.13%, to total $326,490,000 at March 31, 1998 versus $296,470,000 at March 31, 1997. Net loans and leases, stated as a percentage of assets, equaled 61.68% and 65.30% as of March 31, 1998 and 1997, respectively, as compared to the Peer Group ratio of 63.09%. The decrease between fiscal year-end ratios reflects a lower growth rate in fiscal 1998 of loans as compared to the 16.24% growth rate of assets for the same period. The growth in loans and leases was concentrated in the consumer credit area, primarily indirect paper, which increased $16,980,000 and totaled $48,589,000 at fiscal 1998 year-end. Lease financing increased $3,895,000 between fiscal years to total $9,507,000. The $6,514,000 increase in residential mortgage loans primarily reflects an increase in loans that are pending sale into the secondary markets. Construction loans increased $4,595,000 as a result of both residential and commercial real estate expansion and development programs. Finally, the $1,759,000 increase in commercial mortgage loans was completely offset by the $3,723,000 decrease in commercial loans.

                         LOANS AND LEASES DISTRIBUTION1

                                                      March 31,
                              --------------------------------------------------------
 (Dollars in Thousands)         1998       1997         1996        1995        1994
-------------------------     --------   --------     --------    --------    --------
Commercial, financial
   and agricultural ...       $ 89,779    $ 93,502    $ 85,578    $ 74,234    $ 59,818
Direct financing leases          9,507       5,612       5,719       6,863      16,218
Real estate:
   Residential mortgage         70,823(2)   64,309(2)   64,248(2)   58,486(2)   46,754(2)
   Construction .......         34,385      29,790      21,823      14,553      11,747
   Commercial mortgage          73,407      71,648      62,746      51,529      40,116
Consumer ..............         48,589(3)   31,609(3)   15,851(3)    6,411(3)    6,192(3)
                               -------    --------    --------    --------    --------
   Total loans and
     leases ...........        $326,490   $296,470    $255,965    $212,076    $180,845
                               ========   ========    ========    ========    ========


1 Unearned fees, costs and income on loans and leases are includes under their respective related loan and lease category.

2 Includes first mortgages pending conclusion of their sale to secondary market investors, home equity lines of credit, home improvement loans, and consumer loans for which junior liens were taken as primary and secondary sources of security.

3 Consumer loans, both direct and indirect, not secured by real estate mortgages.

                       LOANS AND LEASES MATURITY ANALYSIS

                                                      March 31, 1998
                                         --------------------------------------------
                                                    After One
                                         One Year   But Within     After
      (Dollars in Thousands)             or Less   Five Years1  Five Years1   Total
--------------------------------------   --------  -----------  ----------   --------
Commercial, financial and agricultural   $ 50,300   $ 38,647     $    832    $ 89,779
Direct financing leases ..............      2,454      6,014        1,039       9,507
Real estate:
   Residential mortgage ..............     11,320     34,496       25,007      70,823
   Construction ......................     30,201      2,692        1,492      34,385
   Commercial mortgage ...............     30,408     40,853        2,146      73,407
Consumer .............................      2,179     35,873       10,537      48,589
                                         --------   --------     --------    --------
      Total loans and leases .........   $126,862   $158,575     $ 41,053    $326,490
                                         ========   ========     ========    ========

1 The amount of loans and leases due after one year that had a pre-determined interest rate was $189,852, and loans and leases that have floating or adjustable interest rates were $9,776.

TRIB is an active originator of residential real estate mortgage loans sold on the secondary market with the servicing rights retained. For fiscal 1998, 1997 and 1996, TRIB serviced portfolios totaled $201.5 million, $185.3 million and $165.0 million, respectively.

TRIB's commercial and commercial real estate portfolios include loans to businesses involved in a wide spectrum of activities with an emphasis in the manufacturing, wholesale, retail, transportation, and hotel industries. Total loans to any particular group of customers engaged in similar activities and having similar economic characteristics did not exceed 10% of total loans and leases as of March 31, 1998 and is in compliance with defined parameters for concentrations of credit as established in TRIB's loan policy. Because a majority of loans are made within TRIB's market area, the loan portfolio has an element of risk due to this geographic concentration.

The Board of Directors of FSCM and TRIB continue to provide resources and affect efforts to maintain satisfactory asset quality. FSCM's internal loan review department performs loan reviews to monitor loan documentation, verify loan collateral and check for compliance with established loan and lease policies. An internal loan and lease watch list is maintained and continuously updated. In addition, the loan review department works with TRIB's loan committee to identify and evaluate marginal loans for corrective action.

Generally, interest on loans is accrued and credited to income based on the outstanding principal balance. The accrual of interest is discontinued when, in management's opinion, the timely collection of principal and interest is doubtful or to comply with regulatory requirements. Such loans are returned to an accrual status when unpaid interest has been brought current and, in management's opinion, the timely collections of principal and interest is no longer doubtful.

The allowance for credit losses is maintained at a conservative level to provide for known and inherent risks in the credit portfolios. The allowance is based on a continuous review of previous credit loss experience, current economic conditions and the underlying collateral value pledged to support the credits. In this regard, in the opinion of management, TRIB's allowance for credit losses is maintained at a satisfactory level. Credits that are deemed uncollectible are charged-off and deducted from the allowance. The provision for credit losses and recoveries are added to the allowance. The $1,516,000 increase in the allowance between fiscal year-ends 1998 and 1997 resulted from increased provisions for credit losses and maintaining control of charge-offs.

                                  ASSET QUALITY

                                                                  March 31,
                                              -----------------------------------------------
      (Dollars in Thousands)                   1998       1997      1996      1995      1994
--------------------------------------------  -------    ------    ------    ------    ------
Nonperforming loans and leases:
Nonaccrual loans and leases:
   Commercial, financial and agricultural ..   $  270    $  211    $  339    $1,076    $  147
   Direct financing leases .................      178        28        28        96       405
   Real estate:
      Residential mortgage .................    1,881     2,047       388       419       258
      Construction .........................      445       112        51        --        --
      Commercial mortgage ..................      444       115       427     1,020       848
   Consumer ................................       63       116        45        31        36
                                               ------    ------    ------    ------    ------
         Total nonaccrual loans and leases .    3,281     2,629     1,278     2,642     1,694
Accruing loans and leases 90 days
   or more past due ........................      343       289       189       323       748
                                               ------    ------    ------    ------    ------
         Total nonperforming loans
            and leases .....................    3,624     2,918     1,467     2,965     2,442
Other real estate owned ....................       68       594       457       378       341
                                               ------    ------    ------    ------    ------
         Total nonperforming assets ........   $3,692    $3,512    $1,924    $3,343    $2,783
                                               ======    ======    ======    ======    ======
Allowance for credit losses ................   $6,958    $5,442    $4,463    $3,832    $3,744
                                               ======    ======    ======    ======    ======
Allowance as a percentage of
   nonperforming loans and leases ..........   192.00%   186.50%   304.23%   129.24%   153.32%
Allowance as a percentage of
   total loans and leases ..................     2.13      1.84      1.74      1.81      2.07
Nonperforming loans and leases and other
   real estate owned as a percentage of
   total loans and leases and other real
   estate owned ............................     1.13      1.18      0.75      1.57      1.54
Nonperforming loans and leases as a
   percentage of total loans and leases ....     1.11      0.98      0.57      1.40      1.35

Total nonaccrual loans increased $652 thousand for the fiscal year ended March 31, 1998. Nonaccrual commercial loans increased $59 thousand for the period as a result of several small credits which are under bankruptcy or other reorganization plans. Nonaccrual leases increased $150 thousand for the period primarily as a result of one credit for $125 thousand. Possession of the leased equipment has been secured by TRIB and will be re-marketed through the manufacturer. Residential mortgage nonaccrual loans decreased $166 thousand due primarily to the combination of successful resolution and charge-offs of credits. TRIB is actively pursuing collection of a $500 thousand residential mortgage nonaccrual credit related to a California property with an estimated fair market value in excess of the nonaccrual balance. Nonaccrual construction loans increased $333 thousand primarily due to two commercial credits related to local real estate development projects for $208 thousand and $177 thousand, respectively. Nonaccrual commercial mortgage loans increased $329 thousand for the period. This increase was primarily related to one credit for $203 thousand. TRIB is actively pursuing collection and resolution of this account. Nonaccrual balances on consumer credits decreased $53 thousand for the period as a result of effective control of problem credits and charge-offs.

                            ANALYSIS OF THE ALLOWANCE
                                FOR CREDIT LOSSES

                                                   Years Ended March 31,
                                      ----------------------------------------------
      (Dollars in Thousands)           1998      1997      1996      1995      1994
-----------------------------------   ------    ------    ------    ------    ------
Balance at beginning of period ....   $5,442    $4,463    $3,832    $3,744    $3,639
Charge-offs:
   Commercial, financial and
      agricultural ................      326       304       436     3,168        70
   Direct financing leases ........      341       205       129       201     2,345
   Real estate:
      Residential mortgage ........      530       917       420       258        94
      Construction ................      400         1        --        47        --
      Commercial mortgage .........       --        84       882       638         4
   Consumer .......................      818       494       118        86        24
                                      ------    ------    ------    ------    ------
      Total .......................    2,415     2,005     1,985     4,398     2,537
                                      ------    ------    ------    ------    ------
Recoveries:
   Commercial, financial and
      agricultural ................       68       157       361       109       118
   Direct financing leases ........       76        42       173     1,634       406
   Real estate:
      Residential mortgage ........      100        87       105       113        36
      Construction ................       --        --        --        47        --
      Commercial mortgage .........       39         5        28        48       108
   Consumer .......................      146        63        44        25         4
                                      ------    ------    ------    ------    ------
         Total ....................      429       354       711     1,976       672
                                      ------    ------    ------    ------    ------
Net charge-offs ...................    1,986     1,651     1,274     2,422     1,865
Provision for credit losses .......    3,502     2,630     1,905     2,510     1,970
                                      ------    ------    ------    ------    ------
Balance at end of period ..........   $6,958    $5,442    $4,463    $3,832    $3,744
                                      ======    ======    ======    ======    ======
Ratio of net charge-offs during the
   year to average loans and leases
   outstanding during the year ....    0.65%     0.62%     0.55%     1.27%     1.08%
                                      ======    ======    ======    ======    ======

The increase in charge-offs between fiscal 1998 and 1997 was primarily related to consumer and construction credits. Charge-offs related to consumer credit increased $324 thousand for the fiscal period. The increased level of consumer credit charge-offs was proportionate to the growth of the consumer portfolio, which continue to experience rapid growth, and national economic trends associated with increases in consumer delinquency and bankruptcy. The $400 thousand charge-off in construction real-estate loans relates to a $208 thousand nonaccrual local commercial condominium project.

FSCM's allowance for credit losses as a percentage of total loans and leases of 2.13% at fiscal 1998 year-end compares favorably to FSCM's Peer Group ratio of 1.35%. FSCM's fiscal 1998 ratio of allowance as a percentage of nonperforming loans and leases of 192.00% is below FSCM's Peer Group ratio of 339.54%. FSCM's net charge-offs as a percentage of average loans and leases outstanding for the fiscal year 1998 was 0.65% compared to a Peer Group ratio of 0.20%.

Based on internal procedures, any known troubled credits as of March 31, 1998 have been specifically identified, regardless of whether past due 90 days or more, or placed in nonaccrual status. Additionally, management continually monitors historic loss performance of the loan and leases portfolio, local economic conditions and collateral value pledged to support advances. As a result of these evaluations, the following allocation of the allowance for credit losses was made as of the dates indicated.

                           ALLOCATION OF THE ALLOWANCE
                                FOR CREDIT LOSSES

                                    March 31, 1998       March 31, 1997    March 31, 1996     March 31, 1995       March 31, 1994
                                    ---------------    ----------------  -----------------   ----------------   -------------------
                                             % of                % of              % of               % of                  % of
      Loans                                 Loans               Loans              Loans              Loans                 Loans
      and                                    and                 and                and                and                   and
      Leases                                Leases              Leases             Leases             Leases                Leases
                                           to Total            to Total           to Total           to Total              to Total
      Balance at end of period              Loans               Loans              Loans              Loans                 Loans
      applicable to:                         and                 and                and                and                   and
     (Dollars in Thousands)         Amount  Leases     Amount   Leases   Amount    Leases    Amount   Leases    Amount      Lease
--------------------------------    ------ --------    ------  --------  ------    ------    ------  -------    -------    --------
Commercial,
   financial and
   agricultural ................    $1,678    27.5%    $1,889     31.5%  $1,720     33.4%    $1,533     35.0%    $1,443      33.1%
Direct financing
   leases ......................       213     2.9        116      1.9      115      2.3        126      3.2        641       9.0
Real estate:
   Residential
      mortgage .................     1,378    21.7      1,125     21.7      499     25.1        425     27.6        117      25.9
   Construction ................       598    10.5        476     10.1      238      8.5        164      6.9         26       6.5
   Commercial
      mortgage .................       924    22.5        855     24.2      794     24.5      1,342     24.3      1,118      22.1
Consumer .......................     1,352    14.9        887     10.7      359      6.2         71      3.0        293       3.4
Unallocated ....................       815     N/A         94      N/A      738      N/A        171      N/A        106       N/A
                                    ------    -----    ------    -----   ------    -----     ------    -----     ------      -----
Total ..........................    $6,958    100.0%   $5,442    100.0%  $4,463    100.0%    $3,832    100.0%    $3,744      100.0%
                                    ======    =====    ======    =====   ======    =====     ======    =====     ======      =====

Premises, Furniture and Equipment

Premises, furniture and equipment totaled $6,662,000 and $5,496,000 as of March 31, 1998 and 1997, respectively. The increase between fiscal year-ends resulted from acquisitions of $2,526,000 netted against depreciation of $1,360,000.

In March 1998, two adjoining properties on East Kimberly Road in Davenport, Iowa were purchased for $1,195,000. Management originally intended to open a temporary office in an existing on-premise building in early fiscal 1999 while building a new permanent office at the site. Due to the pending merger, these plans are currently under reevaluation in order to avoid duplication with existing Mercantile office locations within the Quad Cities Metropolitan area.

In March 1997, TRIB purchased a two-story office building for $221 thousand. The building encompasses 10,560 square feet, excluding the basement storage area, and is located at 524-15th Street, Moline, Illinois. During fiscal 1998, renovations of the building totaling $296 thousand were completed and approximately $376 thousand was invested to furnish and equip the facility. Non-branch functions were transferred from Downtown Rock Island to Moline, including computer remote job entry, proof of deposit, deposit services, systems support, merchant credit card services, business development, mail, purchasing, customer information systems, office security administration and ancillary operations. In addition, a customer call center was established to more
effectively  handle  incoming  customer  telephone   inquiries.   The  relocated
departments allowed lending support functions to expand at the Downtown Rock Island Office.

The majority of the remaining furniture and equipment investments of $489 thousand and $419 thousand for fiscal 1998 and 1997, respectively, related to computer hardware and software technological upgrades.

Deposits, Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings

Deposits, repurchase agreements and other short-term borrowings totaled $408,995,000, $41,925,000 and $1,783,000, respectively, as of March 31, 1998.
These   balances   compare  to   $361,891,000,   $38,154,000   and   $1,500,000,
respectively, as of the previous fiscal year end. The deposit growth primarily resulted from the opening of several new noninterest-bearing demand accounts, the transfer of a municipal account from repurchase agreements to a N.O.W. account, the introduction of a tiered-rate money market product and successful CD marketing campaigns. The short-term borrowings was totally comprised of treasury, tax and loan deposits at both fiscal year-ends.

Maturity distributions of time certificates of deposit in denominations of $100 thousand or more as of March 31, 1998 were as follows (dollars in thousands):

                         $100,000 AND MORE TIME DEPOSITS

                                                                       March 31,
      Time to Maturity                                                    1998
-------------------------------------------------------------          ---------
3 months or less ............................................           $29,894
Over 3 months through 6 months ..............................             3,135
Over 6 months through 12 months .............................             7,695
Over 12 months ..............................................            12,897
                                                                        -------
Total .......................................................           $53,621
                                                                        =======

Short-term borrowings generally include repurchase agreements, interest-bearing notes due to the U.S. Treasury, and federal funds purchased from correspondent banks. The obligations to repurchase securities sold were reflected as a liability in the consolidated balance sheets; the investments securing the repurchase agreements remained classified as assets under investments.

FSCM considers short-term borrowings a reliable funding alternative which were primarily comprised of managed corporate accounts and public funds. Balance and rate information is reflected in the following table:


                              SHORT-TERM BORROWINGS

                                                           March 31,
                                                  -----------------------------
        (Dollars in Thousands)                     1998       1997        1996
-----------------------------------------------   -------    -------    -------
Balance outstanding at fiscal year-end ........   $43,708    $39,654    $50,346
Maximum month-end balance .....................    43,708     50,711     62,128
Average balance for the year ..................    28,947     46,515     44,528
Weighted average interest rate for the year ...      4.95%      5.23%      5.51%
Weighted average interest rate at year-end ....      5.15       4.87       5.29

Long-Term Debt

In January 1998, TRIB received a $15 million, ten-year, 5.72% fixed rate advance from the Federal Home Loan Bank. Proceeds from the advance will be used to fund longer term, fixed rate credit commitments.

FSCM's $10 million 8.00% fixed rate Notes issued in 1996 ("1996 Notes") are due November 1, 2008; however, a $750 thousand annual mandatory principal redemption commences November 1, 2000 and continues through November 1, 2007. FSCM may redeem any or all of the 1996 Notes at any time with a 15-day notice. Any redemption prior to November 1, 1998 will be at 103% of the principal amount so redeemed.

FSCM also has a $10 million unrestricted line of credit available from a correspondent bank, none of which was in use at fiscal 1998 year-end. Footnote Eight of the Consolidated Financial Statements includes information regarding covenants of the 1996 Notes and correspondent bank line.

Mandatory Convertible Debentures

In  November  and  December  1997,   holders  of  the  $1,250,000  of  mandatory
convertible debentures ("MCDs") exercised their options to convert the MCDs into a total of 50,000 shares of FSCM Common Stock.

Stockholders' Equity

Consistent with strategic objectives and goals, FSCM has maintained a strong capital base that provided a solid foundation for anticipated future asset growth, and promoted depositor and investor confidence. Capital management is a continuous process to ensure that capital is provided for current needs and anticipated growth. FSCM's strong capital position has enabled it to profitably expand its asset and deposit bases while maintaining capital ratios at levels comparable to other quality banking organizations and in excess of regulatory standards.

Stockholders' equity increased $6,837,000, or 24.82%, to total $34,381,000 at March 31, 1998 versus equity of $27,544,000 at March 31, 1997, as compared to either the 16.24% growth rate of FSCM's assets or to Peer Group equity growth rate of 14.02%. Partially offsetting increases in net income and in cash dividends declared contributed to the increase in stockholders' equity. Net income totaled $5,560,000 in fiscal 1998 as opposed to $4,257,000 and $3,553,000 in fiscal 1997 and 1996, respectively. Cash dividends declared for the respective fiscal years equaled $1,089,000, $949,000 and $906,000. The rise in fiscal 1998 dividends reflects, in part, the quarterly per share Common Stock dividend rate that increased in September 1997 from $0.500 per share to $0.625 per share.

As of July 1, 1997, FSCM issued stock options under the 1996 Combined Incentive and Nonstatutory Stock Option Plan to two members of TRIB's executive management. The options, for a total of 800 shares of FSCM Common Stock, were 20% immediately exercisable at a purchase price of $100 per common share. The remaining shares vest on the anniversary date of issuance at a rate of 20% per year and terminate seven years after issuance if not exercised. No shares of Common Stock were issued under options exercised during fiscal 1998.

In July 1997, FSCM reclassified the $5 million Class A Cumulative Convertible Preferred Stock to Class F Cumulative Convertible Preferred Stock ("Class F Preferred Stock"). On July 10, 1997, FSCM redeemed all of the Class F Preferred Stock at a redemption price of $100 per share as provided in the terms of the indenture for the Class F Preferred Stock. Funding for the retirement of the Class F Preferred Stock was provided through the issuance of $5 million of new 9.25% Class A Cumulative Convertible Preferred Stock ("Class A Preferred Stock"). All of the Class A Preferred Stock was issued to principal shareholders of FSCM who are also executive officers and directors of FSCM and TRIB.

FSCM's Common Stock tender offer totaled $253,000 and terminated in August 1997. A total of 2,498 shares of Common Stock were tendered and acquired in the tender offer for $90 per share cash.

In November 1997 a sale of 100 shares of Common Stock was made from Treasury Stock at $100 per share to a newly appointed Director of TRIB's Board to satisfy regulatory stock ownership requirements.

The November and December 1997 conversions of the MCDs into 50,000 shares of Common Stock increased capital by the $1,250,000 face value of the MCDs.

On December 31, 1997, holders of the $500,000 in Class B Preferred Stock and $1,020,000 in Class C Preferred Stock also exercised conversion options to receive a total of 11,111 and 24,000 shares, respectively.

Unrealized gains and losses on available-for-sale securities are included as a separate component of stockholders' equity, net of the related income tax effect. The amounts equaled a $791 thousand gain as of March 31, 1998 and a $568 thousand loss as of March 31, 1997. The increase was primarily due to movement in the stock and bond markets between fiscal year-ends.

FSCM's capital position, as detailed in its capital ratios, exceeds the regulatory capital minimums established for well-capitalized financial institutions. The following table details the components and percentages of FSCM's regulatory risk weighted capital ratios as of the indicated dates.

                                                  Minimum Capital Required To Be Categorized As:
                                          -------------------------------------------------------------
                                                Actual      Adequately Capitalized   Well Capitalized
                                          ----------------- ----------------------  -------------------
        (Dollars in Thousands)            Amount     Ratio     Amount      Ratio    Amount       Ratio
------------------------------------      -------    ------    -------     -----    -------     ------
As of March 31, 1998:
  Total Capital (to Risk
    Weighted Assets) ...............      $47,638    13.28%    $28,697     8.00%    $35,871     10.00%
  Tier I Capital (to Risk
    Weighted Assets)  ..............       33,124     9.23      14,348     4.00      21,523      6.00
  Tier I Capital (to Average
    Assets)   ......................       33,124     6.98      18,973     4.00      23,716      5.00
As of March 31, 1997:
  Total Capital (to Risk
    Weighted Assets) ...............      $42,840    13.50%    $25,381     8.00%    $31,726     10.00%
  Tier I Capital (to Risk
    Weighted Assets)  ..............       27,606     8.70      12,690     4.00      19,035      6.00
  Tier I Capital (to Average
    Assets) ........................       27,606     6.79      16,258     4.00      20,322      5.00

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

Impact of Recently Issued Statements of Financial Accounting Standards

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income;" SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information;" and SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." FSCM will be required to adopt these Statements in future periods.
Note 1(n) to the Consolidated Financial Statements includes discussion of these Statements.

Price Range of Common Stock

The Common Stock of FSCM is not actively traded, and during the year ended March 31, 1998, there was no active market in which shares of Common Stock were publicly traded. An independent stock appraisal dated as of December 31, 1997 valued FSCM Common Stock at $120 per share on transactions involving small FSCM Common Stock block sizes on behalf of the 401(k) plan participants. In March 1998, 16 shares of FSCM Common Stock were purchased at $120 by the 401(k) plan. In May 1997, FSCM extended a Common Stock tender offer in which 2,498 shares were tendered and acquired by FSCM for $90 per share in cash. Further, in November 1997, a sale of 100 shares of Common Stock was made from Treasury Stock at $100 per share to a newly appointed Director of TRIB's Board to satisfy regulatory stock ownership requirements. Other private transactions, for which the sale price was not known or reasonably available, may have occurred during fiscal 1998.

Factors That May Affect Future Results

This Annual Report on Form 10-K contains certain forward-looking information, and actual results may differ materially from such information. Factors that may cause actual results to differ materially from the forward-looking information contained herein include the outcome of the pending merger agreement, policies of the Board of Governors of the Federal Reserve System regarding interest rates and other economic factors, the accuracy of management's estimates of the provisions for credit losses, competition, regulatory changes and conditions, and general and regional economic conditions.

Item 8.  Financial Statements and Supplementary Data


                  FINANCIAL SERVICES CORPORATION OF THE MIDWEST

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                            Page

Independent Auditor's Report..........................................

Consolidated Balance Sheets at March 31, 1998 and 1997 ...............

Consolidated Statements of Income for the Years
   Ended March 31, 1998, 1997 and 1996 ...............................

Consolidated Statements of Stockholders' Equity for the
  Years Ended March 31, 1998, 1997 and 1996...........................

Consolidated Statements of Cash Flows for the Years
  Ended March 31, 1998, 1997 and 1996 ................................

Notes to Consolidated Financial Statements............................

                             MCGLADREY & PULLEN, LLP
                  Certified Public Accountants and Consultants


                          INDEPENDENT AUDITOR'S REPORT


To  the Board of Directors
Financial  Services  Corporation of the Midwest
Rock Island, Illinois

We have audited the accompanying consolidated balance sheets of Financial Services Corporation of the Midwest and subsidiary as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended March 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Services Corporation of the Midwest and subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended March 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP



Davenport, Iowa
April 24, 1998

Financial Services Corporation of the Midwest
Consolidated Balance Sheets
March 31, 1998 and 1997
(Dollars in Thousands, Except Per Share Amounts)

                                                                                           1998                1997
                                                                                         --------            --------
            Assets
Cash and due from banks (note 3) ...................................................     $ 24,786            $ 16,306
Interest-bearing deposits with other financial institutions ........................       11,759                 131
Investment securities:
  Held-to-maturity (approximate market value 1998 - $33,928; 1997 -
    $39,502) (note 4) ..............................................................       33,646              39,805
  Available-for-sale (amortized cost 1998 - $100,827; 1997 - $83,336) (note 4) .....      102,026              82,475
Federal funds sold .................................................................        9,900                 800
Loans and direct financing leases (note 5) .........................................      326,490             296,470
Less: Allowance for credit losses ..................................................       (6,958)             (5,442)
                                                                                         --------            --------
          Net loans and leases .....................................................      319,532             291,028
Premises, furniture and equipment, net (note 6) ....................................        6,662               5,496
Accrued interest receivable ........................................................        3,305               2,969
Other assets .......................................................................        6,430               6,659
                                                                                         --------            --------
          Total assets .............................................................     $518,046            $445,669
                                                                                         ========            ========
Liabilities and Stockholders' Equity
Liabilities:
Deposits (note 7):
  Noninterest-bearing demand .......................................................     $ 45,007            $ 36,785
  Interest-bearing:
    N.O.W. accounts ................................................................       37,922              23,575
    Savings ........................................................................       38,112              37,777
    Money market ...................................................................       42,057              38,862
    Time ...........................................................................      245,897             224,892
                                                                                         --------            --------
                 Total deposits ....................................................      408,995             361,891
Accounts payable and accrued liabilities ...........................................        5,962               5,330
Securities sold under agreements to repurchase (note 8) ............................       41,925              38,154
Other short-term borrowings (note 8) ...............................................        1,783               1,500
Long-term debt .....................................................................       25,000              10,000
Mandatory convertible debentures (note 10) .........................................           --               1,250
                                                                                         --------            --------
           Total liabilities .......................................................      483,665             418,125
                                                                                         --------            --------
Commitments and contingencies (note 15)
Stockholders' equity (notes 9, 10, and 16): Capital stock:
  Preferred, no par value; authorized, 100,000 shares:
    Class A Preferred Stock, stated value $1,000 per share;
      authorized, 5,000 shares; issued and outstanding:
      1998 - 5,000 shares; 1997 - 0 shares (note 12) ...............................        5,000                 --
    Class B Preferred Stock, stated value $500 per share;
      authorized, 1,000 shares; issued and outstanding:
      1998 - 0 shares; 1997 - 1,000 shares (note 12) ...............................           --                500
    Class C Preferred Stock, stated value $425 per share;
      authorized, 2,400 shares; issued and outstanding:
      1998 - 0 shares; 1997 - 2,400 shares (note 12) ...............................           --              1,020
    Class F Preferred Stock, stated value $100 per share;
      authorized, 50,000 shares; issued and outstanding:
      1998 - 0 shares; 1997 - 50,000 shares (note 12) ..............................           --              5,000
  Common, par value $.50 per share; authorized, 600,000
    shares; issued: 1998 and 1997 - 340,662 shares;
    outstanding:  1998 - 260,424 shares; 1997 - 177,711 shares .....................          170                170
Capital surplus ....................................................................        2,598              2,634
Net unrealized gain (loss) on available-for-sale securities, net of taxes ..........          791               (568)
Retained earnings ..................................................................       28,473             24,002
Treasury stock, 1998 - 80,238 shares; 1997 - 162,951 shares  (note 13) .............       (2,651)            (5,214)
                                                                                         --------           --------
           Total stockholders' equity ..............................................       34,381             27,544
                                                                                         --------           --------
           Total liabilities and stockholders' equity ..............................     $518,046           $445,669
                                                                                         ========           ========

See accompanying notes to consolidated financial statements ...................

Financial Services Corporation of the Midwest
Consolidated Statements of Income
Years Ended March 31, 1998, 1997 and 1996
(Dollars in Thousands, Except Per Share Amounts)

                                                                                            1998             1997              1996
                                                                                          --------         --------         --------
Interest income:
   Interest and fees on loans and leases ........................................         $ 30,385         $ 27,712         $ 24,208
   Interest on investment securities ............................................            7,872            6,037            5,003
   Interest on federal funds sold ...............................................              662              514            1,021
   Interest on interest-bearing deposits with other financial institutions ......              206              230               39
                                                                                          --------         --------         --------
         Total interest income ..................................................           39,125           34,493           30,271
                                                                                          --------         --------         --------
Interest expense:
   Interest on deposits .........................................................           18,269           14,567           12,864
   Interest on securities sold under agreements to repurchase ...................            1,345            2,349            2,375
   Interest on other short-term borrowings ......................................               88               83               80
   Interest on notes long-term debt .............................................              988              542              411
   Interest on mandatory convertible debentures .................................               69               97              103
                                                                                          --------         --------         --------
         Total interest expense .................................................           20,759           17,638           15,833
                                                                                          --------         --------         --------
         Net interest income ....................................................           18,366           16,855           14,438
Provision for credit losses (note 5) ............................................            3,502            2,630            1,905
                                                                                          --------         --------         --------
Net interest income after provision for credit losses ...........................           14,864           14,225           12,533
                                                                                          --------         --------         --------
Other income:
   Trust fees ...................................................................              583              458              322
   Investment securities gains, net .............................................              182             --                 11
   Loan servicing fees ..........................................................              757              730              680
   Gain on sales of loans, net ..................................................              714              345              362
   Service charges on deposit accounts ..........................................            1,231            1,133            1,065
   Insurance commissions ........................................................              381              233              294
   Other ........................................................................              954              774              581
                                                                                          --------         --------         --------
         Total other income .....................................................            4,802            3,673            3,315
                                                                                          --------         --------         --------
Other expense:
   Salaries and employee benefits ...............................................            5,886            6,071            5,904
   Occupancy, net ...............................................................              919              852              801
   Equipment ....................................................................            1,207              984              947
   Data processing ..............................................................              866              707              569
   Advertising ..................................................................              621              404              400
   Other operating ..............................................................            1,897            2,158            1,906
                                                                                          --------         --------         --------
         Total other expense ....................................................           11,396           11,176           10,527
                                                                                          --------         --------         --------
         Income before income taxes .............................................            8,270            6,722            5,321
Income taxes (note 11) ..........................................................            2,710            2,465            1,768
                                                                                          --------         --------         --------
Net income ......................................................................         $  5,560         $  4,257         $  3,553
                                                                                          ========         ========         ========
Net income available for Common Stock ...........................................         $  4,992         $  3,661         $  2,955
                                                                                          ========         ========         ========
Earnings per common share (note 19):
   Basic ........................................................................         $  24.92         $  20.73         $  16.87
                                                                                          ========         ========         ========
   Diluted ......................................................................         $  18.23         $  13.18         $  10.80
                                                                                          ========         ========         ========
Weighted average common shares outstanding ......................................          200,359          176,644          175,123
                                                                                          ========         ========         ========
Weighted average common and contingently
   issuable common shares outstanding ...........................................          307,524          327,837          335,327
                                                                                          ========         ========         ========

See accompanying notes to consolidated financial statements

Financial Services Corporation of the Midwest
Consolidated Statements of Stockholders' Equity
Years Ended March 31, 1997, 1996 and 1995
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                        Net
                                                                                                    Unrealized
                                                                                                     Gain(Loss)
                                                                                                         on
                                                       Preferred Stock                               Available-
                                             ------------------------------------   Common   Capital  For-Sale   Retained  Treasury
                                             Class A   Class B   Class C  Class F    Stock   Surplus Securities1 Earnings    Stock
                                             ---------------------------------------------------------------------------------------
Balance at March 31, 1995.................    $  ---   $  500    $1,020   $5,000    $  170    $2,521 $    ---    $18,047    $(5,297)
Net income   .............................       ---      ---       ---      ---       ---       ---      ---      3,553        ---
Change in net unrealized gain (loss)
    on available-for-sale securities1.....       ---      ---       ---      ---       ---       ---     (422)       ---        ---
Sale of 1,500 shares of Treasury Stock....       ---      ---       ---      ---       ---        53       ---       ---         48
Cash dividends declared:
    Class B Preferred, $48.66 per share...       ---      ---       ---      ---       ---       ---       ---       (49)       ---
    Class C Preferred, $36.13 per share...       ---      ---       ---      ---       ---       ---       ---       (87)       ---
    Class F Preferred, $9.25 per share....       ---      ---       ---      ---       ---       ---       ---      (462)       ---
    Common, $1.76 per share...............       ---      ---       ---      ---       ---       ---       ---      (308)       ---
                                              -------------------------------------------------------------------------------------
Balance at March 31, 1996.................       ---      500     1,020    5,000       170     2,574      (422)    20,694    (5,249)
Net income ...............................       ---      ---       ---      ---       ---       ---       ---      4,257       ---
Change in net unrealized gain (loss)
    on available-for-sale securities1.....       ---      ---       ---      ---       ---       ---      (146)      ---        ---
Sale of 1,100 shares of Treasury Stock....       ---      ---       ---      ---       ---        60       ---       ---         35
Cash dividends declared:
    Class B Preferred, $46.27 per share...       ---      ---       ---      ---       ---       ---       ---       (46)       ---
    Class C Preferred, $36.13 per share...       ---      ---       ---      ---       ---       ---       ---       (87)       ---
    Class F Preferred, $9.25 per share....       ---      ---       ---      ---       ---       ---       ---      (463)       ---
    Common, $2.00 per share...............       ---      ---       ---      ---       ---       ---       ---      (353)       ---
                                              -------------------------------------------------------------------------------------
Balance at March 31, 1997.................       ---      500     1,020    5,000       170     2,634      (568)   24,002     (5,214)
Net income  ..............................       ---      ---       ---      ---       ---       ---       ---     5,560        ---
Change in net unrealized gain (loss) on
    available-for-sale securities1........       ---      ---       ---      ---       ---       ---     1,359       ---        ---
Redemption of Class F Preferred...........       ---      ---       ---   (5,000)      ---       ---       ---       ---        ---
Issuance of Class A Preferred.............     5,000      ---       ---      ---       ---       ---       ---       ---        ---
Purchase of 2,498 shares of Common
    Stock.................................       ---      ---       ---      ---       ---       ---       ---       ---       (253)
Conversion of mandatory convertible
    debentures into 50,000 shares of
    Common Stock..........................       ---      ---       ---      ---       ---      (402)      ---       ---      1,652
Conversion of Class B Preferred Stock
    into 11,111 shares Common Stock.......       ---     (500)      ---      ---       ---       133       ---       ---        367
Conversion of Class C Preferred Stock
    into 24,000 shares Common Stock.......       ---      ---    (1,020)     ---       ---       227       ---       ---        793
Sale of 100 shares of Treasury Stock......       ---      ---       ---      ---       ---         6       ---       ---          4
Cash dividends declared:
    Class A Preferred, $68.09 per share...       ---      ---       ---      ---       ---       ---       ---      (340)       ---
    Class B Preferred, $35.79 per share...       ---      ---       ---      ---       ---       ---       ---       (36)       ---
    Class C Preferred, $27.09 per share...       ---      ---       ---      ---       ---       ---       ---       (65)       ---
    Class F Preferred, $3.30 per share....       ---      ---       ---      ---       ---       ---       ---      (165)       ---
    Common, $2.38 per share...............       ---      ---       ---      ---       ---      ----       ---      (483)       ---
                                              -------------------------------------------------------------------------------------
Balance at March 31, 1998.................    $5,000 $    --- $     --- $    ---    $  170    $2,598    $  791   $28,473    $(2,651)
                                              =====================================================================================

1 Net of taxes

See accompanying notes to consolidated financial statements.

Financial Services Corporation of the Midwest
Consolidated Statements of Cash Flows
Years Ended March 31, 1998, 1997 and 1996
(Dollars in Thousands)

                                                                                              1998            1997         1996
                                                                                            ---------        --------      --------
Cash Flows from Operating Activities:
Net income..............................................................................    $   5,560        $  4,257      $  3,553
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization......................................................        1,167           1,161           898
     Provision for credit losses........................................................        3,502           2,630         1,905
     Gain on sale of investment securities, net.........................................         (182)            ---           (11)
     Investment amortization, net.......................................................           58             229           145
     Loans originated for sale..........................................................      (78,048)        (35,772)      (51,287)
     Proceeds on sales of loans.........................................................       74,782          44,930        49,996
     Gain on sales of loans, net........................................................         (714)           (345)         (362)
     Increase in accrued interest receivable............................................         (336)           (316)         (693)
     Increase in accrued interest payable...............................................          619              75           633
     Increase in other assets...........................................................         (634)         (1,146)          (68)
     Increase in other liabilities......................................................           13             489           238
                                                                                            ---------        --------      --------
Net cash provided by operating activities ..............................................        5,787          16,192         4,947
                                                                                            ---------        --------      --------
Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold...........................................       (9,100)         11,100        21,000
Net (increase) decrease in interest-bearing deposits with other
   financial institutions...............................................................      (11,628)          4,730        (4,663)
Purchase of investment securities held-to-maturity......................................         (288)        (21,717)      (18,403)
Proceeds from maturity and call of investment securities held-to-maturity...............        6,500          11,010        26,000
Purchase of investment securities available-for-sale....................................      (48,002)        (31,858)      (64,134)
Proceeds from maturity and call of investment securities available-for-sale.............       18,414          10,258        30,010
Proceeds from sales of investment securities available-for-sale.........................       12,168             ---         7,152
Net increase in loans and leases........................................................      (28,197)        (50,969)      (43,510)
Purchase of premises, furniture and equipment ..........................................       (2,526)           (753)       (3,363)
Other investing activities, net.........................................................          526            (137)          (79)
                                                                                            ---------        --------      --------
Net cash used in investing activities...................................................      (62,133)        (68,336)      (49,990)
                                                                                            ---------        --------      --------
Cash Flows from Financing Activities:
Net increase in deposits................................................................       47,104          60,073        30,207
Net increase in short-term borrowings...................................................          283             ---         1,134
Net increase (decrease) in securities sold under agreements to repurchase...............        3,771         (10,692)       15,475
Proceeds from long-term debt............................................................       15,000          10,000           ---
Payments on long-term debt..............................................................          ---          (4,500)         (500)
Redemption of Class F Preferred Stock...................................................       (5,000)            ---           ---
Proceeds from issuance of Class A Preferred Stock.......................................        5,000             ---           ---
Purchase of Treasury Stock .............................................................         (253)            ---           ---
Sale of Treasury Stock..................................................................           10              95           101
Cash dividends paid on Preferred Stock..................................................         (606)           (596)         (598)
Cash dividends paid on Common Stock.....................................................         (483)           (353)         (308)
                                                                                            ---------        --------      --------
Net cash provided by financing activities...............................................       64,826          54,027        45,511
                                                                                            ---------        --------      --------
Net increase in cash and due from banks.................................................        8,480           1,883           468
Cash and due from banks at the beginning of the year....................................       16,306          14,423        13,955
                                                                                            ---------        --------      --------
Cash and due from banks at the end of the year..........................................    $  24,786        $ 16,306      $ 14,423
                                                                                            =========        ========      ========

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

The accounting and reporting policies conform to generally accepted accounting principles and general practice within the banking industry. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses.

     (a)  Principles of Consolidation

     The consolidated financial statements include the accounts of FSCM and TRIB. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Investment Securities

     Investments consist principally of debt securities with fixed maturities.

     Investments in debt and certain equity securities are classified in one of three categories: held-to-maturity, trading and available-for-sale. Held-to-maturity securities are carried at cost, adjusted for amortization of premium to the call date or accretion of discount to the maturity date using the interest method. Trading securities are carried at fair market value with unrealized gains and losses included in earnings. At March 31, 1998 and 1997, there were no trading securities. Available-for-sale securities are carried at fair value with unrealized gains and losses included as a separate component of stockholders' equity, net of the related income tax effect.

     Realized gains or losses are determined using the specific identification method.

     (c)  Loans and Direct Financing Leases

     Loans and leases are reported at their outstanding principal and adjusted by deferred loan fees and costs, unearned income, and the allowance for credit losses. The deferred loan fees or costs are amortized into interest income as a yield adjustment, using the interest method over the life of the related loan or lease. Unearned income on leases is recognized into income monthly using the interest method. On all other loans, interest is accrued daily on the principal balance outstanding.

     The accrual of interest is discontinued when, in management's opinion, the timely collection of principal and interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of any principal balance outstanding. Such loans are returned to an accrual status when unpaid interest has been brought current and, in management's opinion, the timely collection of principal and interest is no longer doubtful.

     (d)  Allowance for Credit Losses

     The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan and lease portfolio. The allowance is based upon a continuing review of past loan and lease loss experience, current economic conditions, and the underlying collateral value. Loans and leases that are deemed uncollectible are charged off and deducted from the allowance. The provision for credit losses and recoveries are added to the allowance.

     Nonhomogeneous loans, primarily the commercial and commercial mortgage loans as defined by generally accepted accounting principals, are considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with their contractual terms. Generally, these loans are in nonaccrual and/or have been classified as doubtful or loss by management. Loan impairment is measured based on the discounted present value of expected future cash flows or the fair market value of the loan's collateral if the loan is collateral dependent. The portion of the allowance for credit losses is computed on the amount that the recorded investment of an impaired loan exceeds the measured value. Interest is recognized on impaired loans on a cash basis.

     (e)  Premises, Furniture and Equipment

     Premises, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed on a straight-line method over the estimated useful lives of the assets.

     (f)  Other Real Estate

     Other real estate represents property acquired through foreclosures or settlements of loans or property that was subsequently sold on contract. Property acquired is carried at the lower of the principal amount of the loan outstanding or the estimated fair value of the property. The excess, if any, of the principal balance over the fair value of the property at the date acquired is charged against the allowance for credit losses. Subsequent write-downs required on the basis of later fair value evaluations, gains or losses on sales, and net expenses incurred in maintaining such properties are included in other operating expenses. Property subsequently sold on contract is carried at the contract balance outstanding.

     (g)  Mortgage Servicing Rights

     Residential mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans as of March 31, 1998 and 1997 were $201,451 and $185,295, respectively. Custodial escrow balances maintained for these loans were $2,572 and $1,653 at the respective year-ends.

     At March 31, 1998, $171 of originated mortgage servicing rights ("OMSR") were capitalized and carried in other assets in the consolidated balance sheets. The asset, carried at fair market value, related to $25,173 in serviced residential mortgage loans originated and sold during fiscal 1998. The remaining balance of the serviced loans also had servicing rights associated with it; however, financial accounting standards do not permit recognition of OMSR on loans sold and serviced prior to implementation. The asset is amortized into servicing income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans. OMSR are evaluated for impairment based on fair value techniques and stratified by predominant risk characteristics. Any resulting write-down is charged against servicing income.

     (h)  Insurance Commission Revenue

     Revenue from insurance commissions on accident and health and credit life insurance related to loans is recognized at the effective date of the coverage because substantially all services related to earning the commissions have been rendered. A provision is made for probable insurance commission refunds due to policy cancellations based on prior experience and is netted against insurance commission revenue.

     (i)  Income Taxes

     FSCM and TRIB file a consolidated federal income tax return.

     FSCM has a tax allocation agreement, which provides that TRIB pays a tax liability to, or receives a tax refund from, FSCM computed as if TRIB had filed a separate return.

     Deferred federal income tax assets and liabilities are established for differences between financial and taxable income and are measured using the current marginal statutory tax rate. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     (j)  Per Common Share Amounts

     Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share adjusts for the assumed conversion of all potentially dilutive securities.

     (k)  Presentation of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheets as "Cash and Due from Banks." Cash flows for loans, deposits, short-term borrowings and securities sold under agreements to repurchase are reported net.

     (l)  Trust Assets

     Assets held for customers by the Trust department in fiduciary or agency capacities are not included in the accompanying consolidated balance sheets, as such items are not assets of FSCM.

     (m)  Reclassifications

     Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with 1998 presentations.

     (n)  New Accounting Standards

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting of comprehensive income in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to disclose a measure of all changes in equity recognized during the period. FSCM's comprehensive income will differ from net income by the net change in net unrealized gain
     (loss) on available-for-sale securities reflected in stockholders' equity. This Statement is effective for fiscal years beginning after December 15, 1997; however, if FSCM had adopted this Statement as of April 1, 1997, comprehensive income for the year ended March 31, 1998 would have been $6,913.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires certain disclosures about an entity's operating segments in annual and interim financial reports. This Statement is effective for fiscal years beginning after December 15, 1997.

     SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," standardized employers' disclosures about pensions and other postretirement benefit plans, requires certain additional information, and eliminates other existing disclosures. It does not change the measurement or recognition of these benefit plans. This Statement is effective for fiscal years beginning after December 15, 1997.

(2)  Pending Merger

On April 13, 1998, FSCM's Board of Directors entered into a merger agreement with Mercantile Bancorporation Inc., St. Louis, Missouri ("Mercantile"). Under the agreement, each equivalent share of FSCM's Common Stock would be exchanged for 6.8573 shares of Mercantile's Common Stock. The exchange rate, which was established on March 25, 1998, represented a purchase price of approximately $380 per common equivalent share, based on 302,890 equivalent shares, for a total purchase price of approximately $115 million.

The merger is subject to various conditions, including approval by FSCM shareholders and regulatory authorities. It is currently anticipated that the merger will be completed on or before September 30, 1998. Mercantile's assets totaled approximately $30 billion at December 31, 1997 and, after the merger, Mercantile's combined assets in the Quad Cities' market area will exceed $800 million.

(3)  Cash and Due from Banks

TRIB's required reserves as a member of the Federal Reserve System were $3,395 and $1,611 as of March 31, 1998 and 1997, respectively.

(4)  Investment Securities

The amortized costs and fair values of investment securities held-to-maturity and available-for-sale as of March 31, 1998 and 1997 are summarized as follow.

                                                         1998                                        1997
                                        ----------------------------------------  ------------------------------------------
                                                         Gross                                       Gross
                                                       Unrealized                                  Unrealized
                                        Amortized   ----------------      Fair     Amortized   -------------------    Fair
      HELD-TO-MATURITY:                    Cost      Gains    Losses      Value      Cost       Gains      Losses     Value
                                        ---------   -------   ------    ---------  ---------   --------    -------   --------
U.S. Treasury........................    $    ---   $   ---   $   ---   $     ---   $  1,502   $    ---    $     1   $  1,501
Obligations of U.S. government
   agencies and corporations .........     10,972       142        27      11,087     15,963          7        119     15,851
State and political subdivisions .....      2,313        10       ---       2,323      2,320        ---         32      2,288
Mortgage-backed obligations
   of federal agencies ...............     17,803       157         1      17,959     17,749          7        166     17,590
Other securities .....................      2,558         1       ---       2,559      2,271          1        ---      2,272
                                         --------   -------   --------  ---------   --------   --------   --------   --------
   Total .............................   $ 33,646   $   310   $    28   $  33,928   $ 39,805   $     15   $    318   $ 39,502
                                         ========   =======   ========  =========   ========   ========   ========   ========

AVAILABLE-FOR-SALE:
U.S. Treasury ........................   $  7,007   $   153   $    ---  $   7,160   $ 11,983   $    ---   $    100   $ 11,883
Obligations of U.S. government
   agencies and corporations .........     25,024       105        ---     25,129     33,923          8        255     33,676
Mortgage-backed obligations
   of federal agencies ...............     67,351       335         61     67,625     36,251          4        740     35,515
Other securities .....................      1,445       667        ---      2,112      1,179        222        ---      1,401
                                         --------   -------   --------   --------   --------   --------   --------   --------
   Total .............................   $100,827   $ 1,260   $     61   $102,026   $ 83,336   $    234   $  1,095   $ 82,475
                                         ========   =======   ========   ========   ========   ========   ========   ========

The following table presents the amortized cost, estimated fair value, and average yield at March 31, 1998 of available-for-sale and held-to-maturity securities by contractual maturity dates, except for the maturities of mortgage backed obligations that were based on anticipated cash flow projections. Securities with no stated maturity date are included with securities with a remaining maturity of ten years or more.

                                                            Available-for-Sale                          Held-to-Maturity
                                               ----------------------------------------     ----------------------------------------
                                               Amortized        Fair            Average     Amortized        Fair            Average
                                                 Cost           Value            Yield        Cost           Value            Yield
                                               -------------------------------------------------------------------------------------
Due in one year or less ..................     $ 13,450        $ 13,469           6.27%     $  1,975        $  1,988           7.03%
Due after one year through
   five years ............................       72,757          73,301           6.46        29,583          29,852           6.39
Due after five years through
   ten years .............................       13,175          13,144           6.26           325             325           6.99
Due after ten years ......................        1,445           2,112           2.04         1,763           1,763           6.41
                                               --------        --------        -------      --------        --------        -------
   Total .................................     $100,827        $102,026           6.35%     $ 33,646        $ 33,928           6.44%
                                               ========        ========        =======      ========        ========        =======

As of March 31, 1998 and 1997, investment securities with carrying values of $102,119 and $96,498, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

For the fiscal year ended March 31, 1998, investment security sales of $12,168 generated gross security gains and losses of $231 and $49, respectively, and, during fiscal 1996, investment security sales of $7,152 generated gross security gains of $11.

(5)  Loans and Direct Financing Leases

Loans and leases as of March 31, 1998 and 1997 are summarized as follows:

                                                          1998           1997
                                                        ---------     ---------

Commercial, financial and agricultural .............    $  89,611     $  93,576
Direct financing leases ............................       12,052         6,719
Real estate:
   Residential mortgage ............................       70,867        64,314
   Construction ....................................       34,385        29,790
   Commercial mortgage .............................       73,373        71,607
Consumer, not secured by a real estate mortgage ....       48,308        31,567
Unearned fees and costs ............................          439             4
Unearned income ....................................       (2,545)       (1,107)
                                                        ---------     ---------
   Total ...........................................    $ 326,490     $ 296,470
                                                        =========     =========

Direct financing leases are generally short-term equipment type leases. Future minimum lease payments as of March 31, 1998 are as follows: 1999, $3,351; 2000, $2,625; 2001, $2,192; 2002, $1,732; 2003, $993; and 2004 and beyond, $1,159.
Income on leases of $926, $840, and $947 is included in interest and fees on loans and leases for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

Changes in the allowance for credit losses for the fiscal years ended March 31, 1998, 1997 and 1996 are as follows:

                                               1998         1997          1996
                                              -------      -------      -------

Balance at beginning of year ............     $ 5,442      $ 4,463      $ 3,832
Provision for loan and lease losses .....       3,502        2,630        1,905
Loans and leases charged off ............      (2,415)      (2,005)      (1,985)
Recoveries ..............................         429          354          711
                                              -------      -------      -------
Balance at end of year ..................     $ 6,958      $ 5,442      $ 4,463
                                              =======      =======      =======

The table below summarizes nonaccrual loans, other real estate owned and accruing loans and leases past-due 90 days or more as of March 31, 1998 and 1997:

                                                                1998       1997
                                                               ------     ------

Nonaccrual loans and leases:
    Commercial, financial and agricultural ...............     $  270     $  211
    Direct financing leases ..............................        178         28
    Real estate
        Residential mortgage .............................      1,881      2,047
        Construction .....................................        445        112
        Commercial mortgage ..............................        444        115
    Consumer .............................................         63        116
                                                               ------     ------
            Total nonaccrual loans and leases ............      3,281      2,629
                                                               ------     ------
Other real estate owned ..................................         68        594
                                                               ------     ------
Accruing loans and leases past-due 90 days or more:
    Commercial, financial and agricultural ...............         --        141
    Direct financing leases ..............................        174         79
    Real estate:
        Residential mortgage .............................        102         41
        Construction .....................................         --         --
        Consumer .........................................         67         28
                                                               ------     ------
Total accruing loans and lease past-due
     90 days or more .....................................        343        289
                                                               ------     ------
            Total ........................................     $3,692     $3,512
                                                               ======     ======

As of March 31, 1998 and 1997, impaired loans, totaled $1,473 and $701, respectively, for which $425 and $181, respectively, of the allowance for credit losses was specifically allocated. The average impaired loans for the fiscal years ended March 31, 1998, 1997 and 1996 totaled $1,103, $963 and $1,849, respectively. The amount of interest which would have been earned if the impaired loans had performed in accordance with their original terms and the amount of interest income recognized on a cash basis was $100 and $51, respectively, for fiscal 1998; $39 and $25, respectively, for fiscal 1997; and $47 and $44, respectively, for fiscal 1996.

Loans are made in the normal course of business to directors, executive officers and principal holders of equity securities of FSCM and to affiliate companies in which they have an equity interest. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the fiscal years ended March 31, 1998, 1997 and 1996 were as follows:

                                                 1998        1997         1996
                                                -------     -------     -------
Balance at beginning of year ...............    $ 1,565     $    86     $    61
New loans and existing balances at date
   of appointment(s) to director(s) ........      1,719       1,979         709
Repayments .................................     (2,818)       (500)       (134)
Loans participated to other financial
   institutions and other net changes ......       (215)         --        (550)
                                                -------     -------     -------
Balance at end of year .....................    $   251     $ 1,565     $    86
                                                =======     =======     =======

Unused lines of credit, in excess of balances disclosed in the above table, in the amount of $671 had been extended to directors and their related interests as of March 31, 1998.

(6)  Premises, Furniture and Equipment

Premises, furniture and equipment as of March 31, 1998 and 1997 are summarized as follows:

                                                        1998             1997
                                                       -------          -------
Land .........................................         $ 2,228          $ 1,340
Buildings and improvements ...................           7,746            6,974
Furniture and equipment ......................           4,896            5,964
Less accumulated depreciation ................          (8,208)          (8,782)
                                                       -------          -------
   Total .....................................         $ 6,662          $ 5,496
                                                       =======          =======

Depreciation expense included in the accompanying consolidated statements of income was $1,360, $1,210, and $1,033 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

(7)   Deposits

Time certificates of deposit in denominations of $100 or more as of March 31, 1998 and 1997 equaled $53,621 and $47,974, respectively.

The maturity distribution, as of March 31, 1998, for time deposits was as follows: 1999, $151,293; 2000, $84,728; 2001, $5,927; 2002, $2,009 and 2003 and
beyond, $1,940.

(8)  Securities  Sold  Under  Agreements  to  Repurchase  and  Other  Short-Term
     Borrowings

Securities sold under agreements to repurchase are treated as financings. The obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets and the dollar amount of securities underlying the agreements remains in investments. Control of the securities underlying the agreements has been transferred to a correspondent bank that serves as a third-party bailee on behalf of the account holders.

Certain information about securities sold under agreements to repurchase during the fiscal years ended March 31, 1998, 1997 and 1996 are as follows:

                                                   1998       1997        1996
                                                  -------    -------    -------
Maximum month-end balance .....................   $41,925    $48,531    $59,999
Average daily balance for the year ............    27,336     45,079     43,120
Weighted average interest rate for the year ...     4.92%      5.21%      5.51%

Other short-term borrowings generally include federal funds purchased, which are overnight transactions, and interest-bearing demand notes due to the U.S. Treasury, which are generally called within several days. Other short-term borrowings of $1,783 and $1,500 as of March 31, 1998 and 1997, respectively, are comprised of interest-bearing demand notes due to the U.S. Treasury.

As of March 31, 1998 and 1997, FSCM had a variable rate $10,000 unrestricted line of credit available from a correspondent bank, none of which was in use. The line of credit is collateralized by a pledge of all of the stock of TRIB owned by FSCM and bears interest at a rate charged by banks to their most preferred customers ("prime") which was 8.50% at March 31, 1998.

The most restrictive covenants under the correspondent bank loan agreement require, among other things, that:

   o FSCM must obtain approval to pay Common Stock dividends in excess of 30% of prior year's consolidated net income;

   o Approval is required for fixed asset investments exceeding $250 for FSCM or outside TRIB's normal banking practices;

   o FSCM must obtain approval before the incurrence of any additional debt and TRIB can incur debt only in the normal course of business;

   o FSCM must obtain approval prior to making any investments exceeding 4.95% of its tangible net equity in other than short-term, cash management investments made in the normal course of business (March 31, 1998 maximum equaled $1,652);

   o FSCM and TRIB cannot issue any new stock nor can FSCM repurchase any of its stock from its directors or executive officers without prior approval;

   o Mergers or acquisitions require approval;

   o FSCM and TRIB must maintain ratios of total capital (Tier 1 and Tier 2) to total assets not less than 6.00% and 7.50%, respectively (March 31, 1998 actual equaled 9.20% and 8.61%, respectively);

   o TRIB must maintain a primary capital ratio not less than 5.50% (March 31, 1998 actual equaled 9.03%); and

   o TRIB must maintain a return on average assets not less than 0.70% (March 31, 1998 actual equaled 1.33%).

Management believes that FSCM and TRIB were in compliance with all covenants as of March 31, 1998.

(9)  Long-Term Debt

Long-term debt as of March 31, 1998 and 1997 consisted of the following:

                                                               1998        1997
                                                             -------     -------

8.00% Notes, due November 1, 2008, uncollateralized ....     $10,000     $10,000
5.72% Federal Home Loan Bank ("FHLB") advance, due
    January 12, 2008, secured ..........................      15,000          --
                                                             -------     -------
          Total ........................................     $25,000     $10,000
                                                             =======     =======

FSCM's $10,000, 8.00% Notes were issued as of November 1, 1996 and were due in twelve years. Interest on the uncollateralized fixed rate 8.00% Notes is payable on the first of May and November. Mandatory redemptions in the amount of $750 are due on November 1, 2000 through 2007, inclusive. The remaining $4,000 matures on November 1, 2008. FSCM may redeem any or all of the Notes at any time with a 15-day notice. Any redemption prior to November 1, 1998 shall be at 103% of the principal amount so redeemed. The Notes are senior or on parity to any other uncollateralized debt.

The most restrictive covenants under the 8.00% Notes require, among other things, that:

   o Fixed assets investments are limited to no greater than three percent of total assets on a consolidated basis (March 31, 1998 actual equaled 1.29%);

   o FSCM and TRIB must maintain tangible net worth of not less than $19,000 and $23,000, respectively (March 31, 1998 actual equaled $33,387 and $39,627, respectively); and

   o Redemptions of Common and Preferred Stock are limited to the total of: a) $6,000, plus b) 65% of the increase in retained earnings since June 30, 1996, plus c) proceeds from any capital stock issuance after June 30, 1996, less d) total amount previously expended for all purchases or redemptions of shares. As of March 31, 1998, the limitation of Common Stock and Preferred Stock redemptions equaled $11,637.

Management believes that FSCM and TRIB were in compliance with all covenants as of March 31, 1998.

The FHLB  advance at March 31,  1998  consisted  of a single,  5.72%  fixed rate
advance  that  is  due  in  ten  years.   At  March  31,  1998,  this  debt  was
collateralized by a pledge of $17,820 in investment securities.

(10) Mandatory Convertible Debentures

Mandatory convertible debentures ("MCDs") as of March 31, 1998 and 1997 are summarized as follows:

                                                             1998          1997
                                                            -------       ------
MCDs issued March 31, 1989, due March 31, 2001 ........     $    --       $  425
MCDs issued April 19, 1989, due March 31, 2001 ........          --          825
                                                            -------       ------
   Total ..............................................     $    --       $1,250
                                                            =======       ======

In November and December 1997, holders of the MCDs exercised their conversion options to exchange the $1,250 MCDs for a total of 50,000 shares of FSCM Common Stock.

(11) Income Taxes

Income taxes for the fiscal years ended March 31, 1998, 1997 and 1996 are summarized as follows:

                                              1998         1997           1996
                                            -------       -------       -------
Federal:
   Current ...........................      $ 2,810       $ 2,670       $ 2,088
   Deferred ..........................         (275)         (365)         (376)
                                            -------       -------       -------
      Total Federal taxes ............        2,535         2,305         1,712
                                            -------       -------       -------
State:
   Current ...........................          175           160            56
                                            -------       -------       -------
       Total .........................      $ 2,710       $ 2,465       $ 1,768
                                            =======       =======       =======

Income  taxes  totaled  $2,710 for 1998,  $2,465  for 1997,  and $1,768 for 1996
resulting in effective tax rates of 32.77%, 36.67%, and 33.23%, respectively. The actual income taxes differ from the "expected" amounts (computed by applying the U.S. federal corporate income tax rate of 35% for the years 1998, 1997 and 1996, to income before income taxes) for such years as follows:

                                                   1998       1997        1996
                                                  -------    -------    -------

Computed "expected" amounts ...................   $ 2,895    $ 2,353    $ 1,862
Increase (decrease) resulting from:
   Effect of graduated tax rate ...............       (83)       (67)       (53)
   Tax exempt interest income .................       (33)       (32)        (5)
   Life insurance policies ....................       (76)       (64)       (56)
   State taxes net of federal benefit .........       115        106         37
   Over (under) accrual of provision, net .....      (108)       169        (17)
                                                  -------    -------    -------
      Total ...................................   $ 2,710    $ 2,465    $ 1,768
                                                  =======    =======    =======

The components of the net deferred income tax asset as of March 31, 1998 and 1997 are as follows:

                                                            1998         1997
                                                           -------      -------
Allowance for credit losses ..........................     $ 1,415      $   900
Book depreciation in excess of tax depreciation ......         565          443
Post-retirement benefits .............................          46           46
Loan origination fees (costs), net ...................        (323)         (86)
Bonuses ..............................................          41           40
Deferred insurance fee income ........................         262          276
Vacation accrual .....................................          80           80
Prepaid expense ......................................         (66)         (55)
Mortgage servicing rights ............................         (58)          --
Net unrealized loss on available-for-sale
   securities, net of taxes ..........................        (408)         293
Investment securities ................................        (103)         (44)
Other ................................................          19            3
                                                           -------      -------
      Total ..........................................     $ 1,470      $ 1,896
                                                           =======      =======

FSCM had no valuation allowance for deferred tax assets as of March 31, 1998 or 1997. FSCM has a demonstrated record of profitability for the past ten years.

(12)  Preferred Stock

In December 1997, holders of FSCM's $500 Class B and $1,020 Class C Preferred Stock exercised their options to convert the Preferred Stock into 11,111 and 24,000 shares, respectively, of FSCM's Common Stock.

In July 1997, FSCM reclassified the $5,000 Class A Cumulative Convertible Preferred Stock to Class F Cumulative Convertible Preferred Stock ("Class F Preferred Stock"). On July 10, 1997, FSCM redeemed the $5,000 9.25% Class F Preferred Stock at a redemption price of $100 per share as provided in the terms of the indenture for the Class F Preferred Stock.

Funding for the retirement of the Class F Preferred Stock was provided through the issuance of $5,000 of new 9.25% Class A Cumulative Convertible Preferred Stock ("Class A Preferred Stock"). All of the Class A Preferred Stock was issued to principal shareholders of FSCM who are also executive officers and directors of FSCM and TRIB. The Class A Preferred Stock has a stated value of $1,000 per share. The stock pays quarterly cumulative dividends at a 9.25% per annum payable on the last day of March, June, September and December. The Class A Preferred Stock is immediately convertible into a total of 41,666 shares of FSCM Common Stock at the direction of the holders of the Preferred Stock and has priority over Common Stock with respect to dividends, liquidation and redemption rights.

(13)  Treasury Stock

In May 1997, FSCM extended a tender offer to all shareholders of FSCM's Common Stock. The offer terminated on August 13, 1997 with a total of 2,498 shares of Common Stock exchanged for $90 cash per share. The offer was funded, including costs of $28, with cash on hand.

In March 1997 and 1996, FSCM sold 1,000 and 1,500, respectively, of Common Stock from treasury to the 401(k) defined contribution retirement plan sponsored by TRIB. The per share sale prices of $85.00 and $67.50 for the respective dates were based on independent stock appraisals for transactions involving small stock block sizes. Further, in January and November 1997, sales of 100 shares of Common Stock each, were made from treasury to newly appointed Directors in order to comply with regulatory requirements.

Additionally, shares were transferred from Treasury Stock for the conversions of the MCDs and Class B and C Preferred Stock, totaling 50,000, 11,111 and 24,000, respectively.

(14)  Employee Benefit Plans

The 1996 Combined Incentive and Nonstatutory Stock Option Plan ("Plan") was adopted by FSCM's Board of Directors on July 25, 1996 and ratified by its stockholders at the Annual Meeting on August 22, 1996. The Plan provides for the grant of options to acquire up to 20,000 shares of FSCM's Common Stock based on terms to be determined by FSCM's Board of Directors or an appointed committee. As of July 1, 1997, incentive stock options, as defined by Section 422 of the Internal Revenue Code of 1986, were issued for a total of 800 shares of FSCM Common Stock. As these were the only options issued, the number of shares available under options at March 31, 1998 also equaled 800. The options had an eight-year contractual life at an exercise price of $100 each, which was above the $90 per common share market price at the time of issuance. Only 20% of the options, equal to 160 shares of Common Stock, were exercisable immediately, an additional 20% will vest each year on the annual anniversary date until 100% vesting is reached. The estimated fair value of the options grant equaled $12.35 per option, based upon an option pricing model. Assumptions included in the pricing model included a 2.08% dividend yield, a risk-free interest rate of 5.47%, expected option life of eight years, and expected volatility of 5.55%.

An employee savings plan covers substantially all employees of FSCM and its subsidiary, TRIB. Under the plan, contributions of up to 2% of the participants' wages were made by TRIB. Plan costs, which are charged to other expenses, were $104, $92, and $41 for the years ended March 31, 1998, 1997, and 1996, respectively. Effective as of April 1, 1998, TRIB's maximum matching contribution rate increased to 3% from 2%.

FSCM provides certain health care and life insurance benefits for eligible retired employees. In order to qualify for the benefits, a full-time employee must, at retirement, be at least 55 years old and have completed a minimum of ten years of service. The benefits consist of up to a sixty dollars per month contribution by FSCM towards medical premium costs (up to seventy-five dollars per month for existing retirees) and the payment of life insurance premiums for coverage in the amount of two times the employee's salary at retirement. The life insurance coverage is reduced for each year of retirement. FSCM has the right to modify or terminate these benefits. Accrued post retirement benefit liabilities included in other liabilities as of March 31, 1998 and 1997 equaled $135. Net periodic post retirement benefit expense (credits) for the fiscal
years  ended  March  31,  1998,   1997  and  1996  were  $10,  $12,  and  $(20),
respectively.

(15)  Commitments and Contingencies

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

As of March 31, 1998 and 1997, FSCM had $4,396 ad $4,662, respectively, of irrevocable letters of credit outstanding and had commitments to lend of approximately $63,414 and $40,978, respectively. Management anticipates no material losses as a result of such transactions.

Concentrations of Credit Risk: Although FSCM has a diversified loan and lease portfolio, the majority of the loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within FSCM's market area thus creating a substantial natural geographic concentration of credit risk. The customers' ability to repay the credit is influenced by the economic conditions of the area. FSCM's loan portfolio consists of commercial and commercial mortgage loans extending across many industry types, as well as to individuals. FSCM's leasing activities consisted primarily of financing arrangements. As of March 31, 1998, total loans and leases to any group of customers engaged in similar activities and having similar economic characteristics did not exceed 10% of total loans and leases. Outstanding letters of credit were granted primarily to commercial borrowers.

Contingencies: In the normal course of business, FSCM is involved in various legal proceedings. In the opinion of management, any liabilities resulting from such proceedings would not have a material adverse effect on the accompanying financial statements.

(16)  Dividends and Regulatory Capital and Ratios

In addition to the  restriction on the payment of dividends by FSCM discussed in
Note 8, the ability of FSCM to pay dividends to its stockholders is dependent upon the ability of TRIB to pay dividends to FSCM since FSCM has no other significant source of income. TRIB is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation under federal law and regulations, which limit the amount of dividends TRIB may pay to FSCM. The amount of dividends TRIB could pay FSCM as of March 31, 1998, without prior regulatory approval was $9,224, the statute limit of the sum of net profits for the current year plus retained net profits of the preceding two years.

Federal banking  regulators  (including the Federal Reserve Board that regulates
FSCM), have established, and monitor compliance with, capital adequacy guidelines. These guidelines include the Tier 1 and total capital ratios that compare adjusted capital to that of risk weighted assets. Additionally, the leverage ratio is used to compare Tier 1 capital to total adjusted average assets. A 3% minimum leverage ratio was established for the most highly rated banks and bank holding companies. Most banking organizations, including FSCM and TRIB, are expected to maintain a leverage ratio of 100 to 200 basis points above this minimum depending on their financial condition. The capital guidelines established three primary measurement categories into which institutions are
grouped;          well-capitalized,          adequately-capitalized          and
less-than-adequately-capitalized. Classification of a bank in a less-than-adequately-capitalized category can result in certain mandatory and possibly additional discretionary actions by regulators that could have a material effect on a financial institution's operations. As of March 31, 1998, FSCM and TRIB were categorized as well-capitalized and met all capital adequacy requirements. There are no conditions or events subsequent to March 31, 1998 that management believes have changed FSCM's or TRIB's status. The tables below set forth FSCM's and TRIB's regulatory capital ratios as compared to the standards as of March 31, 1998 and 1997.

Financial Services Corporation of the Midwest:

                                                                    Minimum Capital Required To Be Categorized As:
                                                                    ----------------------------------------------
                                                       Actual         Adequately Capitalized   Well Capitalized
                                                  -----------------   ---------------------- -------------------
                                                   Amount    Ratio     Amount     Ratio      Amount      Ratio
                                                  --------------------------------------------------------------
As of March 31, 1998:
  Total  Capital (to Risk
    Weighted Assets) ........................     $47,638    13.28%    $28,697    8.00%      $35,871     10.00%
  Tier I Capital (to Risk
    Weighted Assets)  .......................      33,124     9.23      14,348    4.00        21,523      6.00
  Tier I Capital (to Average
    Assets)     .............................      33,124     6.98      18,973    4.00        23,716      5.00
As of March 31, 1997:
  Total  Capital (to Risk
    Weighted Assets) ........................     $42,840    13.50%    $25,381    8.00%      $31,726     10.00%
  Tier I Capital (to Risk
    Weighted Assets)  .......................      27,606     8.70      12,690    4.00        19,035      6.00
  Tier I Capital (to Average
    Assets) .................................      27,606     6.79      16,258    4.00        20,322      5.00

THE Rock Island Bank, N.A.:

As of March 31, 1998:
  Total  Capital (to Risk
    Weighted Assets).........................     $44,290     12.45%   $28,466    8.00%      $35,582     10.00%
  Tier I Capital (to Risk
    Weighted Assets)  .......................      39,812     11.19     14,233    4.00        21,349      6.00
  Tier I Capital (to Average
 .   Assets)         .........................      39,812      8.44     18,868    4.00        23,585      5.00
As of March 31, 1997:
  Total  Capital (to Risk
    Weighted Assets).........................     $39,795     12.65%   $25,166    8.00%      $31,458     10.00%
  Tier I Capital (to Risk
    Weighted Assets)  .......................      35,844     11.39     12,583    4.00        18,875      6.00
  Tier I Capital (to Average
    Assets)..................................      35,844      8.85     16,196    4.00        20,245      5.00

(17)  Supplemental Disclosures of Cash Flow and Other Information

Cash paid during the fiscal years ended March 31, 1998, 1997 and 1996 for:

                                          1998             1997            1996
                                         -------         -------         -------
Interest .......................         $20,140         $17,563         $15,213
Income taxes ...................           3,448           2,656           1,855

During fiscal 1996 investment securities totaling $34,999 were reclassified from held-to-maturity to available-for-sale. Loans totaling $7,746 were reclassified from portfolio to held-for-sale during fiscal 1997.

(18)  Fair Value of Financial Instruments

Fair value estimates were made as of March 31, 1998 and 1997, based on relevant market information and other assumptions about financial instruments. Quoted market prices, when available, were used as a measure of fair value. When quoted market prices were not available, fair values were based on discounted cash flow and other valuation techniques. These derived fair values, which were founded on assumptions relative to the timing of future cash flows and the discount rates, are inherently subjective in nature and involved matters of judgment. Changes in these assumptions could significantly affect these estimates. The estimates presented below are not necessarily indicative of the amounts FSCM could realize in a current market exchange.


                                                            1998                  1997
                                                    -----------------------------------------
                                                    Carrying    Fair     Carrying      Fair
                                                      Value     Value      Value       Value
                                                    -----------------------------------------
Financial Assets:
   Cash and due from banks ......................   $ 24,786   $ 24,786   $ 16,306   $ 16,306
   Interest-bearing deposits with other financial
      institutions ..............................     11,759     11,753        131        131
   Federal funds sold ...........................      9,900      9,900        800        800
   Investment securities:
      Held-to-maturity ..........................     33,646     33,928     39,805     39,502
      Available-for-sale ........................    102,026    102,026     82,475     82,475
   Loans and leases, net ........................    319,532    321,084    291,028    290,654
   Accrued interest receivable ..................      3,305      3,305      2,969      2,969

Financial Liabilities:
   Deposits:
      Demand ....................................     45,007     45,007     36,785     36,785
      N.O.W. accounts ...........................     37,922     37,922     23,575     23,575
      Savings ...................................     38,112     38,112     37,777     37,777
      Insured money market ......................     42,057     42,057     38,862     38,862
      Other time ................................    245,897    246,535    224,892    224,834
   Securities sold under agreements to repurchase     41,925     41,907     38,154     38,104
   Other short-term borrowings ..................      1,783      1,783      1,500      1,500
   Notes payable ................................     25,000     24,850     10,000     10,000
   Mandatory convertible debentures .............         --         --      1,250      1,250
   Accrued interest payable .....................      3,556      3,556      2,937      2,937

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

(19) Earnings Per Common Share Data

SFAS No. 128, "Earnings Per Share," was adopted by FSCM effective December 31, 1997. The Statement requires certain computation, presentation and disclosure information for earnings per share. Prior period disclosures were not materially impacted and have been restated to conform with the new requirements. The following information was used to compute basic and diluted earnings per common share for the fiscal years ended March 31, 1998, 1997, and 1996:

                                              1998         1997          1996
                                            ---------    ---------    ---------
Net income ...............................  $   5,560    $   4,257    $   3,553
Accrued preferred dividends ..............       (568)        (596)        (598)
                                            ---------    ---------    ---------
   Basic earnings ........................      4,992        3,661        2,955
MCDs interest expense, net of tax ........         45           64           68
Accrued convertible preferred dividends ..        568          596          598
                                            ---------    ---------    ---------
   Diluted earnings ......................  $   5,605    $   4,321    $   3,621
                                            =========    =========    =========
Weighted average common shares outstanding    200,359      176,644      175,123
Weighted average common shares
   issuable upon conversion of:
   MCDs1 .................................     34,357       50,000       50,000
   Common Stock options ....................       14           --           --
   Class A Preferred Stock .................   30,251           --           --
   Class B Preferred Stock1 ................    8,341       11,111       11,111
   Class C Preferred Stock1 ................   18,016       24,000       24,000
   Class F Preferred Stock2 ................   16,186       66,082       75,093
                                            ---------    ---------    ---------
Weighted average common and contingently
   issuable common shares outstanding ....    307,524      327,837      335,327
                                            =========    =========    =========

1 In November and December 1997, the MCDs, Class B and Class C Preferred Stock were converted in 20,000, 11,111 and 24,000 shares, respectively.

2 In July 1997, the Class A Cumulative Convertible Preferred Stock was reclassified to Class F Cumulative Convertible Preferred Stock and redeemed in its entirety. Funding for the redemption was provided through the private placement of $5,000 in new Class A Cumulative Convertible Preferred Stock. The new Class A Preferred Stock is immediately convertible, at the option of the holders, into 41,666 shares of FSCM's Common Stock.

(20) Parent Company Only Financial Information

Condensed financial information for FSCM was as follows:

Balance Sheets
March 31,                                                   1998         1997
-------------------------------------------------------------------------------

             Assets
 Cash and short-term investments .......................   $    844    $    734
 Investment securities, available-for-sale
   (amortized cost 1998-$1,445, 1997-$1,179) ...........      2,112       1,401
 Loans..................................................      1,440       1,453
    Less: Allowance for credit losses ..................        (72)         --
                                                           --------    --------
      Net loans ........................................      1,368       1,453
 Investment in TRIB ....................................     40,181      35,129
 Due from TRIB .........................................         --          35
 Other assets ..........................................        583         511
                                                           --------    --------
 Total .................................................   $ 45,088    $ 39,263
                                                           ========    ========
 Liabilities and Stockholders' Equity
 Liabilities:
    Accounts payable and accrued liabilities ...........   $    707    $    469
    Long-term debt .....................................     10,000      10,000
    Mandatory convertible debentures ...................         --       1,250
                                                           --------    --------
          Total liabilities ............................     10,707      11,719
                                                           --------    --------
Stockholders' equity:
      Preferred Stock ..................................      5,000       6,520
      Common Stock .....................................        170         170
      Capital surplus ..................................      2,598       2,634
      Net unrealized loss on available-for-sale
         securities, net of taxes ......................        791        (568)
      Retained earnings ................................     28,473      24,002
      Treasury Stock ...................................     (2,651)     (5,214)
                                                           --------    --------
            Total stockholders' equity .................     34,381      27,544
                                                           --------    --------
            Total ......................................   $ 45,088    $ 39,263
                                                           ========    ========


Statements of Income
Years Ended March 31,                                                                 1998                1997               1996
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenue:
   Dividends received from TRIB ...........................................          $  2,312           $  2,063           $  1,813
  Interest income:
    Interest on loans .....................................................               134                112                 --
    Interest on investment securities .....................................                25                 15                 --
  Investment securities gain ..............................................               231                 --                 --
  Other income ............................................................                23                 21                 44
                                                                                     --------           --------           --------
         Total operating revenue ..........................................             2,725              2,211              1,857
                                                                                     --------           --------           --------
Operating expenses:
   Professional fees ......................................................               252                209                192
   Provision for credit losses ............................................                72                 --                 --
   Other operating expenses ...............................................               343                354                252
   Interest expense:
    Interest on short-term borrowings .....................................                --                 24                 --
    Interest on long-term debt ............................................               800                543                411
    Interest on mandatory convertible debentures ..........................                69                 97                103
                                                                                     --------           --------           --------
         Total operating expenses .........................................             1,536              1,227                958
                                                                                     --------           --------           --------
         Net operating income .............................................             1,189                984                899
Equity in undistributed earnings of TRIB ..................................             3,986              2,903              2,335
                                                                                     --------           --------           --------
  Income before income tax benefit ........................................             5,175              3,887              3,234
Income tax benefit ........................................................               385                370                319
                                                                                     --------           --------           --------
Net income ................................................................          $  5,560           $  4,257           $  3,553
                                                                                     ========           ========           ========


Statements of Cash Flows
Years Ended March 31,                                                                    1998               1997               1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income ................................................................          $  5,560           $  4,257           $  3,553
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization .........................................                57                164                 53
    Provision for possible credit losses ..................................                72                 --                 --
    Gain on sale of investment securities .................................              (231)                --                 --
    Equity in undistributed earnings of subsidiaries ......................            (3,986)            (2,903)            (2,335)
    (Increase) decrease in other assets ...................................               (94)              (515)               183
    Increase (decrease) in other liabilities ..............................                87                171               (171)
                                                                                     --------           --------           --------
Net cash provided by operating activities .................................             1,465              1,174              1,283
                                                                                     --------           --------           --------
Cash Flows From Investing Activities:
Purchase of investment securities available-for-sale ......................              (927)            (1,179)                --
Proceeds from call of investment security
    available-for-sale ....................................................               175                 --                 --
Proceeds from sales of investment securities
    available-for-sale ....................................................               716                 --                 --
Net (increase) decrease in loans ..........................................                13             (1,453)                --
Investment in TRIB ........................................................                --             (4,000)                --
                                                                                     --------           --------           --------
Net cash used in investing activities .....................................               (23)            (6,632)                --
                                                                                     --------           --------           --------
Cash Flows From Financing Activities:
Proceeds from long-term debt ..............................................                --             10,000                 --
Payments on long-term debt ................................................                --             (4,500)              (500)
Cash dividends paid .......................................................            (1,089)              (949)              (906)
Redemption of Preferred Stock .............................................            (5,000)                --                 --
Proceeds from issuance of Preferred Stock .................................             5,000                 --                 --
Treasury Stock purchase and costs .........................................              (253)                --                 --
Sale of Treasury Stock ....................................................                10                 95                101
                                                                                     --------           --------           --------
Net cash provided by (used in) financing activities .......................            (1,332)             4,646             (1,305)
                                                                                     --------           --------           --------
Net increase (decrease) in cash and cash equivalents ......................               110               (812)               (22)
Cash and cash equivalents at the beginning of the year ....................               734              1,546              1,568
                                                                                     --------           --------           --------
Cash and cash equivalents at the end of the year ..........................          $    844           $    734           $  1,546
                                                                                     ========           ========           ========


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Part III

Item 10. Directors and  Executive Officers of the Registrant

(a) Executive Officers and Directors

The executive officers and directors of FSCM and TRIB as of April 30, 1998 are as follows:

    Name                  Age                                                  Title
---------------------     ---      -------------------------------------------------------------------------------------------------

Douglas M. Kratz           46      Chairman  of the Board,  Chief  Executive  Officer  and Chief  Financial  Officer  of FSCM;  Vice
                                   Chairman of the Board of TRIB

Perry B. Hansen            50      President and Director of FSCM; Chairman of the Board and Chief Executive Officer of TRIB

John T. Kustes             47      Treasurer and Director of FSCM;  Senior Vice  President,  Senior  Operations  Officer,  Assistant
                                            Secretary and Director of TRIB

Francis P. McCarthy        48      Director of FSCM; Director of TRIB

Jean M. Hanson             40      Vice President and Controller of FSCM

Richard J. Carlson         46      President, Chief Operating Officer and Director of TRIB

Donald P. Ackerman         64      Executive Vice President and Senior Lending Officer of TRIB

Douglas M. Kratz has been Chief Executive Officer, Chief Financial Officer, and a Director of FSCM and a Director of TRIB since 1985, and was appointed Vice Chairman of the Board of TRIB in 1993. In January 1997, Mr. Kratz was appointed Chairman of the Board of FSCM and relinquished his positions as President and Secretary; he had served in these positions since 1985. In fiscal 1998, Mr.
Kratz became a director of First Financial Bancorp, Inc., a publicly held unitary thrift holding company and parent of First Federal Savings Bank, Belvidere, Illinois, for which he also serves as director. Mr. Kratz is also an officer of Richey Corporation, Bettendorf, Iowa, a privately-held consulting firm that provides services to various financial institutions and non-banking industries, including FSCM. Mr. Kratz also holds official positions in several other privately-held, non-banking entities. See "Item 13-Certain Relationships and Related Transactions."

Perry B. Hansen has been Chief Executive Officer and a Director of TRIB and a Director of FSCM since 1985. In January 1997, Mr. Hansen was appointed Chairman of the Board of TRIB and President of FSCM. In February 1997, Mr. Hansen relinquished his positions as President and Secretary of TRIB, he had served in these positions since July 1985. Further, Mr. Hansen serves as director and secretary of Merrill Merchants Bancshares, Inc., a privately held bank-holding company for Merrill Merchants Bank, Bangor, Maine, for which he also serves as director. Mr. Hansen also holds official positions in several other privately-held, non-banking entities.

John T. Kustes is Senior Vice President and Senior Operations Officer of TRIB and has held positions in TRIB's operations department in excess of the past five years and has been a Director of FSCM and TRIB since March 1991. Mr. Kustes has been an officer of FSCM since 1986 and currently serves as FSCM's Treasurer.

Francis P. McCarthy was elected to the Boards of Directors of TRIB and FSCM in November 1996 and January 1997, respectively. Mr. McCarthy has been the Executive Vice President of Linwood Mining & Minerals Corporation (a privately-held corporation) in excess of five years. Further, Mr. McCarthy holds executive positions with Midwest Metals, Superior Minerals, Monday Leasing, Northern Marine Corporation and McCarthy-Bush Corporation, all of which are privately-held entities.

Jean M. Hanson has been Controller of FSCM since December 1984. In December 1997, Mrs. Hanson was appointed to the additional title of Vice President of FSCM and relinquished her positions as Vice President and Controller of TRIB, which she had held since August 1995 and December 1984, respectively.

Richard J. Carlson joined TRIB as Senior Vice President - Loans in January 1994 and was appointed Chief Operating Officer and Senior Lending Officer in March 1995. Mr. Carlson was elected to the Board of Directors of TRIB in February 1997 and appointed President of TRIB in February 1997. Until his employment with TRIB, Mr. Carlson had been employed as Vice President for Firstar Bank Cedar Rapids, N.A., Cedar Rapids, Iowa, since February 1992.

Donald P. Ackerman was Senior Vice President of TRIB from February 1992 until March 1995 when he was appointed Executive Vice President and Commercial Loan Manager. In January 1997, Mr. Ackerman was appointed Executive Vice President, Senior Lending Officer and Commercial Loan Manager. In August 1997, Mr. Ackerman relinquished the position of Commercial Loan Manager.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

As required by rules adopted by the Securities and Exchange Commission ("SEC") under Section 16(a) of the Securities Exchange Act of 1934, FSCM's directors and executive officers are required to file with the SEC reports regarding their ownership of FSCM's capital stock and any subsequent changes in such ownership. FSCM believes that during fiscal 1998, all of these filing requirements were satisfied.

Item 11.  Executive Compensation

The following tables show, for the fiscal years ended March 31, 1998, 1997 and 1996, compensation awarded to, paid to or earned by FSCM's Chief Executive Officer and to the four most highly-compensted executive officers of FSCM or TRIB whose salary and bonus exceeded $100,000 in fiscal 1998:

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term Compensation
                                                                                      ----------------------
                                                                                            Awards
                                                              Annual Compensation     ----------------------
                                                       Fiscal --------------------    Securities Underlying       All Other
Director or Executive Officer                           Year   Salary       Bonus          Options1             Compensation2
------------------------------------------------       ------ --------    --------    ----------------------    -------------
Douglas M. Kratz                                        1998  $    ---    $    ---              ---                 $19,338
Chairman of the Board, Chief Executive Officer,         1997       ---         ---              ---                  18,375
Chief Financial Officer of FSCM and                     1996       ---         ---              ---                  21,575
Vice Chairman of the Board of TRIB

Perry B. Hansen                                         1998   200,443      98,880              ---                  19,338
President of FSCM, Chairman of the Board and            1997   189,758      46,865              ---                  18,375
Chief Executive Officer of TRIB                         1996   182,706      66,000              ---                  21,575

John T. Kustes                                          1998    81,362      24,102              300                  19,338
Treasurer and Director of FSCM and Senior               1997    77,939      11,588              ---                  18,375
Vice President, Senior Operations Officer,              1996    75,507      16,380              ---                  21,575
Assistant Secretary and Director of TRIB

Richard J. Carlson                                      1998   131,217      51,500              500                  15,138
President, Chief Operating Officer and                  1997   112,746      21,630              ---                   9,525
Director of TRIB                                        1996   100,227      28,500              ---                  10,900

Donald P. Ackerman                                      1998   105,741      41,364              ---                   7,488
Executive Vice President and Senior                     1997   108,298      14,958              ---                   7,925
Lending Officer of TRIB                                 1996    97,721      14,140              ---                  10,900

1 As of July 1, 1997, incentive stock options were issued for a total of 800 shares of FSCM Common Stock. The options have an eight-year term with an exercise price of $100 per share, which was greater than the $90 per share market price at the time of issuance. Only 20% will vest each year on the annual anniversary date of grant, beginning July 1, 1997 until 100% vesting is reached.

2 Consists of compensation received from participation in director and committee meetings.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                                                          Percentage of Total                                           Grant Date
                             Number of Securities        Granted to Employees      Exercise Price       Expiration       Present
Name                          Underlying Options             In Fiscal Year          Per Share             Date           Value1
------------------           --------------------        --------------------      --------------       ----------      -----------
Richard J. Carlson                     500                       62.50%                 $ 100           07/01/2005        $6,175

John T. Kustes                         300                       37.50%                   100           07/01/2005         3,705

1 The estimated fair value of the option grant equaled $12.35 per option, based upon a Black-Scholes option pricing model. Assumptions incorporated in the pricing model included a 2.08% dividend yield, a risk-free interest rate of 5.47%, expected option life of eight years, and expected volatility of 5.55%.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                         Number of Securities                Value of Unexercised
                                                                       Underlying Unexercised               In-The-Money Options
                             Shares Acquired            Value        Options at Fiscal Year-End                At Fiscal Year-End
Name                            On Excise             Realized       Exercisable/Unexercisable            Exercisable/Unexercisable1
------------------           ---------------          --------       ---------------------------          --------------------------
Richard J. Carlson                  ---                $  ---                   100 / 400                       $ 2,000 / $ 8,000

John T. Kustes                      ---                $  ---                    60 / 240                       $ 1,200 / $ 4,800

1 Based upon per share March 31, 1998 market value and exercise price of $120.00 and $100.00, respectively.

(f) Compensation of Directors

Directors receive fees of $350 per FSCM Board of Directors' meeting and $650 per TRIB Board of Directors' meeting, regardless of attendance. Members of TRIB's Loan Committee receive $50 per hour for attended meetings of this Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The  following  table  sets  forth  certain  information  as of April  30,  1998 regarding the beneficial ownership of FSCM's Common Stock and includes information regarding FSCM's other classes of equity securities by each person who is known by FSCM to beneficially own more than 5% of FSCM's Common Stock, by each of FSCM's Directors, by each person named in the Summary Compensation Table and by all Directors and executive officers as a group.

                                                                      Number of Shares of Common             Percent of Outstanding
Name and Address of Beneficial Owner                                 Stock Beneficially Owned(1)(2)        Shares of Common Stock(2)
------------------------------------                                 ------------------------------        -------------------------
Douglas M. Kratz                                                                88,152  (3)                         31.3% (3)
224 - 18th Street, Suite 202, Rock Island IL  61201-8719

Perry B. Hansen                                                                 88,032  (4)                         31.3% (4)
224 - 18th Street, Suite 202, Rock Island IL  61201-8719

Benjamin D. Farrar, Jr.                                                         21,711  (5)                          8.3% (5)
224 - 18th Street, Suite 202, Rock Island, IL  61201-8719

Marshall & Ilsley Corporation                                                   20,211                               7.8%
770 North Water Street, Milwaukee, WI  53202

John T. Kustes                                                                   1,734  (6)                           *
224 - 18th Street, Suite 202, Rock Island, IL  61201-8719

Francis P. McCarthy                                                                736  (7)                           *
224 - 18th Street, Suite 202, Rock Island, IL 61201-8719

Richard J. Carlson                                                                 205  (8)                           *
224 - 18th Street, Suite 202, Rock Island, IL  61201-8719

Donald P. Ackerman                                                                   0                                *
224 - 18th Street, Suite 202, Rock Island, IL  61201-8719

All executive officers and directors as a group (7 persons)                    180,413  (9)                         59.7% (2)

*     Less than one percent (1%).

(1) Unless otherwise indicated, each person or group has sole voting and investment power with respect to all outstanding shares.

(2) The amount of shares beneficially owned and the percentage calculation for each individual includes all shares of Common Stock that each such individual may obtain upon the conversion of FSCM's Preferred Stock presently outstanding. The percentage calculation for each individual is based upon 260,424 shares of Common Stock outstanding at April 30, 1998, plus all shares of Common Stock that each such individual may obtain upon the conversion of Preferred Stock or stock options presently outstanding that are vested or will vest within 60 days of April 30, 1998..

(3) Includes 2,500 shares of Class A Preferred Stock owned by Mr. Kratz that are convertible into 20,833 shares of Common Stock.

(4) Includes 2,500 shares of Class A Preferred Stock owned by Mr. Hansen that are convertible into 20,833 shares of Common Stock; 3,898 shares of Common Stock held under TRIB's 401(k) plan on behalf of Mr. Hansen; and 499 shares of Common Stock held by Smith Barney on behalf of Mr. Hansen as part of his individual retirement plan.

(5) Mr. Farrar's family members own an additional 12,284 shares of Common Stock, the beneficial ownership of which is disclaimed by Mr. Farrar.

(6) Includes 1,524 shares of Common Stock held under TRIB's 401(k) plan on behalf of Mr. Kustes, and 60 shares of Common Stock subject to outstanding vested options.

(7) Includes 436 shares of Common Stock directly owned by Mr. McCarthy and 300 shares owned by Mr. McCarthy's spouse.

(8) Includes 100 shares of Common Stock subject to outstanding vested options owned by Mr. Carlson.

(9) Consists of the shares of Common Stock described in the above table and in Footnotes 3, 4, 6, 7 and 8 (including shares that may be acquired upon the conversion of Preferred Stock and the exercise of stock options) and an additional 1,554 shares held under TRIB's 401(k) plan on behalf of Jean M. Hanson.

Item 13.  Certain Relationships and Related Transactions.

Richey Corporation ("Richey") provides various services to FSCM and TRIB, including services related to strategic planning, regulatory matters, accounting, auditing, income taxes, and loan administration, pursuant to a Services Agreement by and between Richey and FSCM dated March 23, 1995. Douglas
M. Kratz, Chairman of the Board and Chief Executive Officer of FSCM and Vice Chairman of the Board of TRIB, is the Secretary and Treasurer of Richey. During the fiscal year ended March 31, 1998, Richey received $201,177 under this Agreement, plus a bonus of $98,684. During fiscal 1997, Richey received $193,316 under the Agreement, plus a bonus of $45,088.

FSCM and TRIB obtain a portion of their insurance through Ben Farrar & Company, Inc. This agency is owned by Messrs. Benjamin D. Farrar, III and Thomas A. Farrar, sons of Benjamin D. Farrar, Jr., the former Chairman of the Board of FSCM and TRIB. During the years ended March 31, 1998 and 1997, FSCM and TRIB paid to Ben Farrar & Company, Inc. insurance premiums of $35,941 and $26,802, respectively.

Englehart Corporation, owned by Messrs. Hansen and Kratz, provided air charter services to FSCM and TRIB during the fiscal years ended March 31, 1998 and 1997 totaling $24,720 and $19,205, respectively. Englehart's hourly rate of $350 has been determined to be competitive with fees being charged by other private aviation companies. Further, during fiscal 1998, TRIB paid Englehart $12,849 for the utilization of an accountant to complete a specific project. The rate paid was comparable to Englehart's cost.

TRIB has had, and expects to have in the future, banking transactions, including loans, in the ordinary course of business with executive officers and Directors of FSCM and TRIB or with an affiliate of such person. Such transactions have been and will be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not and will not involve more than normal risk of collectibility. The dollar amounts outstanding owed to TRIB of these loans made to all of the executive officers and Directors and their affiliates was $251,000 and $1,565,000 as of March 31, 1998 and 1997, respectively.

All future and ongoing transactions between TRIB and executive officers and directors of FSCM and TRIB and their affiliates will be on terms no more favorable than could be obtained from unaffiliated parties and will be approved by a majority of the Directors of TRIB not interested in the transaction.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following exhibits are filed herewith or are incorporated herein by reference, as indicated in the description of each exhibit:

(a) Exhibits.

2.1 Agreement and Plan of Merger dated April 13, 1998 by and among Mercantile Bancorporation, Inc., Ameribanc, Inc. and Financial Services Corporations of the Midwest filed as Exhibit 2.1 to Form 8-K dated April 13, 1998, which is incorporated herein by reference.

2.2 Form of Voting Agreement dated April 13, 1998 by and between Mercantile Bancorporation Inc. and four executive officer/directors of Financial Services Corporation of the Midwest filed as Exhibit 2.2 to Form 8-K dated April 13, 1998, which is incorporated herein by reference.

3.1 Certificate of Incorporation of FSCM in effect on the date hereof filed as Exhibit 3.1 to Form SB-2 dated November 6, 1992, which is incorporated herein by reference.

3.2 Bylaws of FSCM in effect on the date hereof filed as Exhibit 3.2 to Form SB-2 dated November 6, 1992, which is incorporated herein by reference.

3.3 Amended Certificate of Designation filed with the State of Delaware on July 21,1997 renaming the 9.25% Class A Cumulative Convertible Preferred Stock as 9.25% Class F Cumulative Convertible Preferred Stock.

3.4 Certificate of Designation filed with the State of Delaware on July 21, 1997 setting forth the terms and provisions of a newly designated class of Preferred Stock referred to as 9.25% Class A Cumulative Convertible Preferred Stock.

4.1 Form of Indenture for 1996 Notes filed as Exhibit 4.1 to Amendment No. 1 to Form S-2 dated November 7, 1996, which is incorporated herein by reference.

4.2 Specimen of 8.00% Notes Due 2006 filed as Exhibit 4.2 to Amendment No. 1 to Form S-2 dated November 7, 1996, which is incorporated herein by reference.

10.1 Services Agreement for Financial Services Corporation of the Midwest by and between Richey Corporation and FSCM dated March 23, 1995 filed as
       Exhibit 10.1 to Form 10-KSB for the fiscal year ended March 31, 1995, which is incorporated herein by reference.

10.2 Continuity/Severance Agreement by and between TRIB and Richard J. Carlson dated December 22, 1995 and filed as Exhibit 10.3 to Amendment No. 1 to Form S-2 dated November 7, 1996, which is incorporated herein by reference.

10.3 Letter from M&I Marshall & Ilsley Bank ("M&I Bank") to FSCM dated as of December 15, 1992 setting forth the terms of loans made by M&I Bank to FSCM filed as Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 1993 which is incorporated herein by reference.

10.4 Revolving Business Note executed by FSCM in favor of M&I Bank in the original principal amount of $10,000,000 dated as of July 31, 1997 filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1997 which is incorporated herein by reference.

10.5 Amendment, dated August 27, 1998, to Letter Agreement dated as of December 15, 1992 by and between FSCM and M&I Bank filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1997 which is incorporated herein by reference.

10.6 Amendment, dated as of July 27, 1996, to Letter Agreement dated as of December 15, 1992 by and between FSCM and M&I Bank filed as Exhibit 10.4 to Amendment No. 1 to Form S-2 dated November 7, 1996 which is incorporated herein by reference.

10.7 Collateral Pledge Agreement executed by FSCM in favor of M&I Bank and Master Continuing Consent to Pledge dated March 29, 1991 filed as Exhibit
       10.5 to Form SB-2 on November 6, 1992 which is incorporated herein by reference.

10.8 Summary of Material Terms of Directors' and Officers' Liability Policy covering the policy period from October 18, 1997 to October 18, 2000 filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 1997 which is incorporated herein by reference.

10.9 Data Processing Services Agreement by and between M&I Data Services, Inc. and FSCM dated October 1, 1994, including all addenda thereto filed as
       Exhibit 10.1 to Form 10-QSB on February 10, 1995 which is incorporated herein by reference.

10.10 1996 Combined Incentive and Statutory Stock Option Plan and Nonstatutory Stock Option Agreement filed as Exhibit 10.9 to Form 10-K for the fiscal year ended March 31, 1997 which is incorporated herein by reference.

10.11 Tax Allocation Agreement dated August 19, 1993 filed as Exhibit 10.30 to Form 10-KSB for the fiscal year ended March 31, 1995, which is incorporated herein by reference.

10.12 THE Rock Island Bank Employee Savings Trust Plan Document for the 401(k) plan established April 1, 1986 filed as Exhibit 10.31 to Form 10-KSB for the fiscal year ended March 31, 1995 which is incorporated herein by reference.

21.    Subsidiary of the registrant as filed herein.

99.1 Text of Press Release dated April 13, 1998 issued by Mercantile Bancorporation Inc. and Financial Services Corporation of the Midwest filed as Exhibit 99.1 to Form 8-K dated April 13, 1998 which is incorporated herein by reference.

(b) Reports on Form 8-K:

There were no exhibits or reports filed on Form 8-K filed during the quarter ended March 31, 1998.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      FINANCIAL SERVICES CORPORATION
                                      OF THE MIDWEST



Date  June 5, 1998                    By  /s/ Douglas M. Kratz,
      ------------------                  --------------------------------------
                                          Douglas M. Kratz, Chairman, Chief
                                          Executive Officer, Chief Financial
                                          Officer and Director



Date  June 5, 1998                    By  /s/ Jean M. Hanson
      ------------------                  --------------------------------------
                                          Jean M. Hanson, Vice President,
                                          Controller and Chief Accounting
                                          Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date  June 5, 1998                    By  /s/ Perry B. Hansen
      ------------------                  --------------------------------------
                                          Perry B. Hansen, President and
                                          Director



Date  June 5, 1998                    By  /s/ John T. Kustes
      -------------------                ---------------------------------------
                                         John T. Kustes, Treasurer and Director